Form 10-K
period 2010-12-31
Man AHL FuturesAccess LLC
filed 2011-03-15
CIK 1498325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-54140

MAN AHL FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	27-2365025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10TH.  Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2011 Units of limited liability company interest with an aggregate Net Asset Value of $49,765,759 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

MAN AHL FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

Man AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) Fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Man-AHL (USA) Ltd (“Man”) is the trading advisor of the Fund (“Trading Advisor”).

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or FuturesAccess Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

The Fund calculates the Net Asset value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s Net Asset Value as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2010, the Net Asset Value of the Fund was $49,728,851. As of December 31, 2010, the Net Asset Value per Unit was $1.0077 for Class A, $1.0117 for Class C, $1.0090 for Class I, and $1.0509 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit  for Class A was $1.0177 (October 31, 2010) and the lowest was $0.9606 (November 30, 2010).  The highest month-end Net Asset Value per Unit for Class C was $1.0235 (October 31, 2010) and the lowest was $0.96529 (November 30, 2010).  The highest month-end Net Asset Value per Unit for Class I was $1.0184 (October 31, 2010) and the lowest was $0.9615 (November 30, 2010). The highest month-end Net Asset Value per Unit for Class DT was $1.0513 (October 31, 2010) and the lowest was $1.0035 (November 30, 2010).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund trades in the futures and forward markets with the objective of achieving substantial capital appreciation

The Fund and MLAI have entered into an Advisory Agreement with Man whereby Man trades the Fund’s assets through a managed account using the AHL Diversified Program (the “Trading Program”).  Man trades in the United States and international futures and forwards markets pursuant to the Trading Program. The Fund and MLAI have entered into an Advisory Agreement with Man whereby Man trades in the international futures and forwards markets pursuant to the Trading Program.

The Trading Advisor of the Fund, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

Man invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange. These markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agricultural As well as emphasizing sector and market diversification, the Man Trading Program has been constructed to achieve diversification by combining various systems. The systems are driven by powerful computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts. In aggregate, the systems run more than 3,000 price samples each day spread across the 100 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the Man Trading Program may include algorithmic systems based on certain forms of quantitative fundamental data that can be captured efficiently, such as interest rate data.

The Man Trading Program is specifically designed to meet the investment requirements of wealthy private  investors. The Man Trading Program is engineered to capitalize on movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the over-the-counter dealer and interbank currency market. The Man Trading Program will utilize the following trading philosophy, investment approaches and risk management principles.

Man’s investment philosophy is that financial markets experience persistent anomalies or inefficiencies that take the form of price trends. Trends are a manifestation of serial correlation in financial markets — the phenomenon whereby past price movements influence future price behavior. Serial correlation can be explained by factors as obvious as crowd behavior, as well as more subtle factors, such as varying levels of information among different market participants. Although they vary in their intensity, duration and frequency, price trends are universally recurrent across all sectors and markets. Trends are an attractive focus for active trading styles applied across a diverse range of global markets

Man has the right to employ any form or method of technical analysis that it deems appropriate in trading the Man Trading Program.

Markets

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2010 fiscal year.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Man to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

Man applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their Man Program. The Man Program may trade in the following markets:  CBOT, CME, CCE, EUREX, LME, LIFFE, IDEM, OSE, MX,, MEFF, NYME, HKMEX, TOCOM, TSE, KCBT, MGEX, OMX, SGX, and may expand to include trading in other markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statement of Financial Condition, as of December 31, 2010 is as follows:

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$400,928	0.81%	(32)	$(65,989)	-0.13%	$334,939	0.67%	February 11 - May 11
Currencies	12,154,693,758	5,446,146	10.95%	(11,157,773,667)	(3,654,782)	-7.35%	1,791,364	3.60%	March 11
Energy	77	122,125	0.25%	(61)	(138,830)	-0.28%	(16,705)	-0.03%	January 11 - May 11
Interest rates	451	101,623	0.20%	(409)	(173,148)	-0.35%	(71,525)	-0.14%	March 11 - December 12
Metals	81	508,569	1.02%	(14)	(124,047)	-0.25%	384,522	0.77%	January 11 - April 11
Stock indices	307	(38,435)	-0.08%	(7)	1,756	0.00%	(36,679)	-0.07%	January 11 - March 11

Total		$6,540,956	13.15%		$(4,155,040)	-8.36%	$2,385,916	4.80%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Member’s Capital as of December 31, 2010.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Custody of Assets

Substantially all of the Fund’s assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than, or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts

Certain of the Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

The Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by the Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) the Fund’s cash balances, plus open trade equity on U.S. futures; and (b) the Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to the Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Fund’s Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Fund, lends certain currencies to, and borrows certain currencies from, the Fund. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the period ended December 31, 2010.

	2010
Charges	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$316,210	0.67%
Sponsor fees	11,603	0.02%
Management fees	205,121	0.44%
Performance fees	594,788	1.27%
Total	$1,127,722	2.40%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values during 2010 equaled $46,925,959.

During 2010, the Fund earned $1,660 in interest income, or approximately 0.0035% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions	During 2010 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $7.53.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, DS and DT do not pay sponsor fees.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Man	Annual Performance Fees

25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Man and MLAI	Management fees	All classes pay a flat-rate monthly charge of 1/12 of 2% of the Fund’s month-end assets (a 2.0% annual rate) MLAI receives 50% of the 2% annual management fee.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)                                 Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Fund trades on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Fund.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation.

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, its Manager (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade in the forward markets in addition to trading in the futures markets.  None of the Commodity Futures Trading Commission, the National Futures Association, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets. The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in these forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties. This results in the risk that a counterparty may not settle a transaction with the Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Regulatory Change Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the regulatory requirements. If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to Trading Advisor misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge or seeking approval of MLAI.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Fund’s Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its Trading Advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Fund is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Fund or suspend limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Removed and Reserved

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2010, there were 45 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Performance Graph:

Not applicable.

(f)            Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	—	—	—
Mar-10	—	—	—
Apr-10	—	—	—
May-10	—	—	—
Jun-10	—	—	—
Jul-10	—	—	—
Aug-10	—	—	—
Sep-10	219,375	219,375	1.0000
Oct-10	35,098	35,328	0.9935
Nov-10	229,124	225,139	1.0177
Dec-10	589,873	614,067	0.9606
Jan-11	—	—	1.0077
Feb-11	—	—	0.9610

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	—	—	—
Mar-10	—	—	—
Apr-10	—	—	—
May-10	—	—	—
Jun-10	—	—	—
Jul-10	—	—	—
Aug-10	—	—	—
Sep-10	—	—	—
Oct-10	413,000	413,000	1.0000
Nov-10	546,364	533,819	1.0235
Dec-10	1,140,992	1,182,130	0.9652
Jan-11	408,320	403,598	1.0117
Feb-11	941,997	970,031	0.9711

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	—	—	—
Mar-10	—	—	—
Apr-10	—	—	—
May-10	—	—	—
Jun-10	—	—	—
Jul-10	—	—	—
Aug-10	—	—	—
Sep-10	354,450	354,450	1.0000
Oct-10	9,950	10,011	0.9939
Nov-10	650,000	638,256	1.0184
Dec-10	109,999	114,404	0.9615
Jan-11	—	—	1.0090
Feb-11	24,999	25,780	0.9697

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	—	—	—
Mar-10	—	—	—
Apr-10	—	—	—
May-10	—	—	—
Jun-10	—	—	—
Jul-10	—	—	—
Aug-10	44,633,835	44,633,835	1.0000
Sep-10	—	—	1.0272
Oct-10	237,920	232,435	1.0236
Nov-10	—	—	1.0513
Dec-10	—	—	1.0035
Jan-11	—	—	1.0509
Feb-11	553,632	547,229	1.0117

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the period ended December 31, 2010

Trading profit (loss)
Realized, net	$1,290,082
Change in unrealized, net	2,385,916
Brokerage commissions	(211,875)
Total trading profit (loss)	3,464,123

INVESTMENT INCOME:
Interest	1,660

EXPENSES:
Management fees	205,121
Performance fees	594,788
Sponsor fees	11,603
Other	316,210
Total Expenses	1,127,722

NET INVESTMENT INCOME (LOSS)	(1,126,062)

NET INCOME (LOSS)	$2,338,061

Balance Sheet Data	December 31, 2010

Members’ Capital	$49,728,851
Net Asset Value per Series A Unit**	$1.0077
Net Asset Value per Series C Unit***	$1.0117
Net Asset Value per Series I Unit**	$1.0090
Net Asset Value per Series DT Unit*	$1.0509

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the period is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9935	$1.0177	$0.9606	$1.0077

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235	$0.9652	$1.0117

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9939	$1.0184	$0.9615	$1.0090

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0272	$1.0236	$1.0513	$1.0035	$1.0509

MAN AHL FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions: $1,093,909

Current Capitalization:   $881,238

Worst Monthly Drawdown(2):  (5.61)% ( November 2010 )

Worst Peak-to-Valley Drawdown(3):  (5.61)%  (November 2010)

Net Asset Value per Unit for Class A, December 31, 2010:   $1.0077

Monthly Rates of Return (4)

Month	2010
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	(0.65)
October	2.44
November	(5.61)
December	4.90
Compound Annual Rate of Return	0.77%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 0.77%.

MAN AHL FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: October 1, 2010

Aggregate Subscriptions:    $2,128,949

Current Capitalization:   $2,153,797

Worst Monthly Drawdown(2):  (5.70)% (November 2010)

Worst Peak-to-Valley Drawdown(3):  (5.70)%  (November 2010)

Net Asset Value per Unit for Class C, December 31, 2010:   $1.0117

Monthly Rates of Return (4)

Month	2010
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	2.35
November	(5.70)
December	4.82
Compound Annual Rate of Return	1.17%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 1.17%.

MAN AHL FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions:  $1,117,121

Current Capitalization:   $1,127,178

Worst Monthly Drawdown(2):  (5.59)% ( November 2010 )

Worst Peak-to-Valley Drawdown(3):  (5.59)%  (November 2010)

Net Asset Value per Unit for Class I, December 31, 2010:   $1.0090

Monthly Rates of Return (4)

Month	2010
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	(0.61)
October	2.47
November	(5.59)
December	4.94
Compound Annual Rate of Return	0.90%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 0.90%.

MAN AHL FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2010

Aggregate Subscriptions:   $44,866,270

Current Capitalization:   $45,566,638

Worst Monthly Drawdown(2):  (5.55)% ( November 2010 )

Worst Peak-to-Valley Drawdown(3):  (5.55)%  (November 2010)

Net Asset Value per Unit for Class DT, December 31, 2010:  $1.0509

Monthly Rates of Return (4)

Month	2010
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	2.72
September	(0.35)
October	2.71
November	(4.55)
December	4.72
Compound Annual Rate of Return	5.09%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2008 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2008 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 5.09%.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

Man’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation: (i) futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad and options on such futures contracts and (ii) foreign currencies, foreign currency futures contracts, foreign currency forward contracts, foreign currency forward contracts and options relating thereto.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Period ended December 31, 2010

Total Trading
Profit (Loss)
Stock Indices	$(121,212)
Metals	1,402,544
Agricultural Commodities	675,361
Currencies	3,611,557
Energy	(166,108)
Interest Rates	(1,726,144)
Subtotal	3,675,998
Change in Brokerage Commissions Payable	(211,875)
Total	$3,464,123

The Fund experienced a net trading profit before brokerage commissions and related fees for the period August 1, 2010 (commencement of operations) to December 31, 2010 of $3,675,998.  Profits were primarily attributable to the Fund trading in the currency, metals and agriculture, sectors posting profits while the stock indices, energy, and interest rate sectors posted losses.

The currency sector posted profits to the Fund. Profits were posted to the Fund in August which continued into September. Short positions in the U.S. dollar accounted for the majority of profits posted to the Fund in September as the dollar fell after investors sought riskier assets and the United States Federal Reserve indicated that it was willing to further ease monetary policy to spur economic growth. Notable gains included long positions in commodity-linked currencies such as the Australian dollar and the South African Rand against the U.S. dollar as an underlying rally in raw materials further bolstered returns. Long positions in the Australian dollar versus the U.S. dollar proved a standout trade as the Australian dollar strengthened further after investors increasingly priced in another round of rate rises by the Reserve Bank of Australia on the release of strong domestic jobs data. However, returns were slightly offset by short euro positions as the euro rose after the European Central Bank forecast stronger-than-expected growth for the eurozone in 2011. Profits continued to be posted in October with strong returns from currency trading. Short U.S. dollar positions drove performance as increased expectations of further monetary expansion by the United States Federal Reserve weighed on investor minds. As a result, the trade weighted U.S. dollar index fell over the month. Notable returns were secured from long positions in the Japanese yen versus the U.S. dollar trades as the Japanese yen continued to appreciate despite warnings from Naoto Kan, Japan’s prime minister, of further currency market intervention. Losses were posted to the Fund in November as currency trades returns in short U.S. dollar positions rebounded on a trade-weighted basis on an increase in ‘safe-haven’ demand. Profits were posted to the Fund in December as long positions in currencies with commodity focused economies were the main benefactors as optimism over future demand and rising commodity prices attracted buyers.  Exposure to the Australian dollar was one of the more successful trades, with profits coming from long positions in the Australian dollar versus U.S. dollar, British pound and the euro.  Long Swiss franc positions added further gains as the currency was boosted by investors seeking European exposure, but avoiding European sovereign debt exposure.

The metals sector posted profits to the Fund. Profits were posted to the Fund in August which continued into September. Further solid gains were accrued in September as the weakened U.S. dollar helped drive returns. Long exposure to precious metals secured solid gains as investors continued to demand their perceived ‘safe-haven’ status amid concerns over further ‘quantitative easing’ activities in the United States. Long exposure to industrial metals such as copper and aluminum added additional gains as signs of improved domestic demand in China buoyed the outlook for demand. Profits were posted to the Fund in October. Long positions in precious metals, such as gold and silver, generated strong returns after investor demand grew as fears rose that competitive currency devaluations combined with quantitative easing may lead to runaway inflation. Consequently, gold rose around 4%, while silver rallied in the region of 13%. Further gains came from trading in industrial metals such as copper as supply issues and strong demand from China led prices higher over the period. Trading in metals produced profits posted to the Fund in November due to long exposure to silver after the precious metal rose 15.3% on increased retail investment demand. Copper soared to a new record high in the closing days of 2010 as strong growth in Chinese and European industrial consumption conflicted with producers struggling to bring new supplies on line resulting in profits posted to the Fund in December.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund in August only to be reversed in September. Profits were posted to the Fund in September as long positions in cotton trades drove returns as prices jumped to a 15-year high on supply concerns in India, the world’s second largest exporter. Long exposure to corn added further gains as prices jumped higher as early poor results from the United States crop harvest and news that Russia would extend a grain export ban increasingly raised concerns over supplies. Profits were posted to the Fund in October. Long positions in corn and cotton secured strong gains. Corn prices surged 17.4% as renewed expectations of a huge shortfall in crop production raised fears over a repeat of the 2007-2008 global food crisis. Cotton prices also pushed higher as there were crop disappointments from major producers and food crisis fears revived talk of a battle for crop growing land for the coming seasons. Losses were posted to the Fund in November due to long corn positions suffered after the grain fell -8.9% as a raft of Chinese anti-speculation measures took affect. Profits were posted to the Fund in December as cotton hit a new record high as tight supplies and strong growth in Asian-based demand boosted prices.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund in August only to be reversed in September as prices rose on the increased investor sentiment. Profits were posted to the Fund in October due to long exposure to stocks as favorable corporate earning figures combined with bullish sentiment regarding United States quantitative easing led prices higher over the month. Losses were posted to the Fund in November which were attributed to long stock positions after equity indices retreated as sovereign debt worries, particularly in Ireland, impacted investor risk appetite. Exposure to stock indices added further gains with profits spread across a wide number of regions with positions in the United States and the Japanese markets performing the best resulting in profits posted to the Fund in December.

The energy sector posted losses to the Fund. Profits were posted to the Fund in August only to be reversed in September due to short positions in energy. Losses were posed to the Fund in October as short exposure to natural gas profited as a steady rise in supplies continued to weigh on prices at the start of the month only to be reversed at the end. Losses were posted to the Fund in November by energy positions as short natural gas and crude oil trades detracted from performance as prices pushed higher on forecasts of colder-than-expected weather in the US and Europe. Profits were posted to the Fund in December due to gains from long positions in crude oil. Crude oil rose 8.6% over the month and closed the year comfortably above the $90 mark as a larger-than-expected fall in inventories drove the supply side, while continued cold weather in Europe and high Chinese diesel consumption fuelled the demand side.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund in August only to be reversed in September. Long positions in bonds and short-term interest rates trimmed returns as prices fell in September on the general increase in risk appetite over the month. Notable losses included long European government bonds and Euribor contracts as investors became increasingly optimistic over the outlook for the eurozone economy. Losses were posted to the Fund in October due to long bond market exposure weighed on overall performance as bonds fell back amid the upbeat tone in global markets. Losses were posted to the Fund in November. Exposure to bonds and short-term interest rates detracted the most from performance in November as long U.S. treasury and eurodollar positions proved negative after investors upwardly revised their future inflation expectations on the announcement of further monetary easing in the U.S.  As a result, prices sold off sharply as speculation rose that the United States Federal Reserve would have to increase interest rates sooner-than-expected if inflation jumped higher. Longer dated U.S. government debt also experienced additional selling pressure after the U.S. Federal Reserve announced that they would concentrate bond purchases on shorter rather than longer dated paper. Further losses were incurred by long Japanese government bonds as prices slumped following the release of expectation beating the third quarter domestic Gross Domestic Product figures. Losses were posted to the Fund in December. Losses came predominantly from long U.S. Treasury and Eurodollar positions as rising U.S. inflation and interest rate expectations caused prices to fall over the month.  However, minimizing losses for the sector were profits from short exposures in United Kingdom gilts and Australian and Japanese government bonds.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s Management Fees and Sponsor Fees are a constant percentage of the Fund’s assets.  Brokerage Commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance Fees payable to BlueCrest are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of Man, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the period ended December 31, 2010, the Fund’s average month-end Net Asset Value was approximately $46,925,959.

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	284,289	0.61%	382,522	178,589
Currencies	604,200	1.29%	774,371	361,532
Energy	151,216	0.32%	218,234	101,887
Interest Rates	879,133	1.87%	1,242,155	579,927
Metals	301,400	0.64%	747,414	4,593
Stock Indices	30,200	0.06%	49,541	12,074

Total	2,250,438	4.79%	3,414,237	1,238,602

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BLackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

Interest Rates.

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies.

The Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2010.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Man has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Man with the market risk controls being applied by Man itself.

Risk Management

Man attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Man double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Man seeks to control overall risk as well as the risk of any one position, and Man trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Man factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Man investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Man may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Man may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Man at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Man’s investment strategy.  At its discretion, Man may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Four Quarters through December 31, 2010

	Fourth	Third (2)	Second	First
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010
Total Income (Loss)	$1,989,703	$1,476,080	$—	$—
Total Expenses	701,990	425,732	—	—
Net Income (Loss)	$1,287,713	$1,050,348	$—	$—

Net Income (Loss) per	$0.0276	$0.0352	$—	$—
weighted average Unit (1)

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations on August 1, 2010.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the period which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Man on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)          Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)           Security Ownership of Management:

As of December 31, 2010 MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and Man did not own any Units.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are, or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2010 the Fund expensed:  (i) Brokerage Commissions of $211,875 to MLPF&S and $205,121 in management fees earned by Man and MLAI, (ii) Sponsor Fees of $11,603 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

(e)           Director Independence:

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements for the period ended December 31, 2010 was $113,000.

Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2010 related to the Fund.

(b)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the period ended December 31, 2010 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(c)           All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the review of the financial statements of the revised Form-10 was $17,000.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.             Financial Statements (found in Exhibit 13.01):

Page:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statement of Financial Condition as of December 31, 2010	2

Statement of Operations for the August 1, 2010
(commencement of operations) to December 31, 2010	3

Statement of Changes in Member’s for the period August 1, 2010
(commencement of operations) to December 31, 2010	4

Financial Data Highlights for the period August 1, 2010
(commencement of operations) to December 31, 2010	5

Notes to Financial Statements	6

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of Man AHL FuturesAccess LLC.

Exhibit 3.01:

Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 under the Securities Exchange Act of 1934, filed on October 4, 2010 (“Initial Registration Statement”).

3.02	Limited Liability Company Operating Agreement of Man AHL FuturesAccess LLC

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Initial Registration Statement.

10.01	Form of Customer Agreement between Man AHL FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Initial Registrant’s Registration Statement.

10.02	Advisory Agreement among Man AHL FuturesAccess LLC, Man-AHL (USA) Ltd. and Merrill Lynch Alternative Investments LLC

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN AHL FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MAN AHL FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications