Form 10-Q
period 2011-03-31
Man AHL FuturesAccess LLC
filed 2011-05-13
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-54140

MAN AHL FUTURESACCESS LLC

(Exact Name of Registrant as specified in its charter)

Delaware	27-2365025
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 31, 2011 51,402,229 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $4,203,762 for 2011 and $3,090,751 for 2010)	$49,769,864	$48,475,204
Net unrealized profit on open futures contracts	299,457	712,812
Net unrealized profit on open forwards contracts	1,382,658	5,416,026
Cash and cash equivalents	664,916	200,000
Other assets	65,112	65,211

TOTAL ASSETS	$52,182,007	$54,869,253

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$431,452	$91,090
Net unrealized loss on open forwards contracts	858,034	3,651,832
Brokerage commissions payable	54,955	24,932
Sponsor and Advisory fees payable	62,211	637,353
Redemptions payable	248,254	549,485
Other liabilities	178,567	185,710

Total liabilities	1,833,473	5,140,402

MEMBERS’ CAPITAL:
Members’ Interest (51,402,229 and 47,480,021 Units outstanding, unlimited Units authorized)	50,348,534	49,728,851
Total members’ capital	50,348,534	49,728,851

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$52,182,007	$54,869,253

NET ASSET VALUE PER UNIT:

Class A	$0.9402	$1.0077
Class C	$0.9416	$1.0117
Class I	$0.9424	$1.0090
Class DT	$0.9867	$1.0509

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three
months ended
March 31,
2011
TRADING PROFIT (LOSS):

Realized, net	$(824,992)
Change in unrealized, net	(1,993,287)
Brokerage commissions	(143,839)

Total trading profit (loss)	(2,962,118)

INVESTMENT INCOME:
Interest	4,200

EXPENSES:
Management fee	138,992
Sponsor fee	29,977
Other	89,679
Total expenses	258,648

NET INVESTMENT LOSS	(254,448)

NET INCOME (LOSS)	$(3,216,566)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	1,116,534
Class C***	3,820,519
Class I**	1,139,458
Class DT*	43,578,191

Net income (loss) per weighted average Unit
Class A**	$(0.0754)
Class C***	$(0.0719)
Class I**	$(0.0664)
Class DT*	$(0.0638)

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011

Class A**	874,534	726,000	—	1,600,534
Class C***	2,128,949	3,297,483	—	5,426,432
Class I**	1,117,121	51,243	(10,011)	1,158,353
Class DT*	43,359,417	547,229	(689,736)	43,216,910

Total Members’ Units	47,480,021	4,621,955	(699,747)	51,402,229

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2011
Class A**	$881,238	$707,850	$—	$(84,223)	$1,504,865
Class C***	2,153,797	3,230,307	—	(274,631)	5,109,473
Class I**	1,127,178	49,874	(9,780)	(75,636)	1,091,636
Class DT*	45,566,638	553,632	(695,634)	(2,782,076)	42,642,560

Total Members’ Capital	$49,728,851	$4,541,663	$(705,414)	$(3,216,566)	$50,348,534

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$1.0077	$1.0117	$1.0090	$1.0509

Net realized and net change in unrealized trading profit	(0.0546)	(0.0548)	(0.0547)	(0.0570)
Brokerage commissions	(0.0028)	(0.0028)	(0.0028)	(0.0029)
Interest income	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0102)	(0.0126)	(0.0092)	(0.0044)

Net asset value, end of period	$0.9402	$0.9416	$0.9424	$0.9867

Total Return: (b)

Total return before Performance fees	-6.69%	-6.93%	-6.60%	-6.11%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.69%	-6.93%	-6.60%	-6.11%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.05%	1.29%	0.95%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.05%	1.29%	0.95%	0.43%

Net investment income (loss)	1.04%	1.29%	0.94%	0.42%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAN AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Man AHL (USA) Ltd. (“Man” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

As of March 31, 2010 the Fund offers four Classes of Units:  Class A, Class C, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The four Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.             CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	138	$(44,747)	-0.09%	(38)	$19,771	0.04%	$(24,976)	-0.05%	April 11 - August 11
Currencies	19,153,480,431	1,401,930	2.78%	(15,147,769,694)	(850,684)	-1.69%	551,246	1.09%	June 11
Energy	68	161,528	0.32%	(11)	(24,360)	-0.05%	137,168	0.27%	April 11 - November 11
Interest rates	870	(265,948)	-0.53%	(476)	61,130	0.12%	(204,818)	-0.41%	June 11 - June 13
Metals	113	(15,285)	-0.03%	(22)	(78,478)	-0.16%	(93,763)	-0.19%	April 11 - July 11
Stock indices	249	75,618	0.15%	(39)	(47,846)	-0.10%	27,772	0.05%	April 11 - July 11

Total		$1,313,096	2.60%		$(920,467)	-1.84%	$392,629	0.76%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$400,928	0.81%	(32)	$(65,989)	-0.13%	$334,939	0.67%	February 11 - May 11
Currencies	12,154,693,758	5,446,146	10.95%	(11,157,773,667)	(3,654,782)	-7.35%	1,791,364	3.60%	March 11
Energy	77	122,125	0.25%	(61)	(138,830)	-0.28%	(16,705)	-0.03%	January 11 - May 11
Interest rates	451	101,623	0.20%	(409)	(173,148)	-0.35%	(71,525)	-0.14%	March 11 - December 12
Metals	81	508,569	1.02%	(14)	(124,047)	-0.25%	384,522	0.77%	January 11 - April 11
Stock indices	307	(38,435)	-0.08%	(7)	1,756	0.00%	(36,679)	-0.07%	January 11 - March 11

Total		$6,540,956	13.15%		$(4,155,040)	-8.36%	$2,385,916	4.80%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of March 31, 2011 and December 31, 2010.

3. FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the Fair Value Measurement. MLAI’s assessment of the significance of a particular input to the Fair Value Measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Fund as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(69,562)	$115,900	$(185,462)	$—
Short	$(62,433)	$16,045	$(78,478)	$—
	$(131,995)	$131,945	$(263,940)	$—

Forwards
Long	$1,382,658	$—	$1,382,658	$—
Short	$(858,034)	$—	$(858,034)	$—
	$524,624	$—	$524,624	$—

March 31, 2011	$392,629	$131,945	$260,684	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$1,124,930	$832,646	$292,284	$—
Short	$(503,208)	$(379,161)	$(124,047)	$—
	$621,722	$453,485	$168,237	$—

Forwards
Long	$5,416,026	$—	$5,416,026	$—
Short	$(3,651,832)	$—	$(3,651,832)	$—
	$1,764,194	$—	$1,764,194	$—

December 31, 2010	$2,385,916	$453,485	$1,932,431	$—

The Fund’s volume of trading forwards and futures as of the periods ended March 31, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended March 31, 2011.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for accounting for derivative and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three month period ended March 31, 2011:

For the three months ended
March 31, 2011
Commodity Industry Sector	Gain (loss) from trading

Agriculture	$229,079
Currencies	(1,170,011)
Energy	105,122
Interest rates	(979,608)
Metals	70,973
Stock indices	(1,073,834)

Total	$(2,818,279)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.  MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Man, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Man.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $1,790, of which $1,703 was payable to the Transfer Agent as of March 31, 2011.

6. SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	n/a	n/a	n/a
2011	$0.9681	$0.9750	$0.9402

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	n/a	n/a	n/a
2011	$0.9711	$0.9772	$0.9416

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	n/a	n/a	n/a
2011	$0.9697	$0.9769	$0.9424

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2010	n/a	n/a	n/a
2011	$1.0117	$1.0211	$0.9867

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Fund capital increased 1.25% from $49,728,851 to $50,348,534.  This increase was attributable to the net loss from operations of $3,216,566, coupled with the redemption of 699,747 Redeemable Units resulting in an outflow of $705,414.  The cash outflow was offset with cash inflow of $4,541,663 due to subscription of 4,621,955 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Operations.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as the Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2010.

Results of Operations

January 1, 2011 to March 31, 2011

The Fund experienced a net trading loss of $2,818,279 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributable to agriculture, energy and the metals posting profits. The interest rates, currencies and stock indices posted losses.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The trading program’s long lean hog positions were the leading performers in the sector as prices were pushed higher by supply constraints, rising demand and rising production costs.  Further profits came from long positions in cotton and wheat trades over the month as the two commodities continued their upward climb. Profits were posted to the Fund in the middle of the quarter due to the trading program’s long positions in a variety of agricultural contracts proved positive as rising demand and falling supplies continued to boost prices. Losses were posted to the Fund at the end of the quarter as prices sold off on generic risk reduction/liquidity searching themes and downgraded demand expectations.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Losses came from energy trading, but returns were driven almost entirely by the trading program’s short natural gas positions.  Although prices only rose moderately overall, largely on cold weather forecasts, prices were highly volatile and as such made it difficult for the trading program to hold a consistently sized position. Profits were posted to the Fund in the middle of the quarter. Energy profits were driven by the trading program’s short positions in natural gas as prices fell 8.7% following forecasts of warmer-than-expected U.S. weather, which lowered expectations for demand.  Crude oil was a focus for investors and prices increased by 5.2% over the period on fears that oil supplies would be disrupted.  Returns from oil holdings were flat as profits from long oil derivatives offset losses from short crude oil. Profits were posted to the Fund at the end of the quarter, as long crude oil positions offset losses from short positions in natural gas, with oil prices advancing on Libyan violence and natural gas prices advancing on nuclear power safety fears.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Upbeat sentiment generally led to a fall in precious metals and a rise in industrial metals. As such, the trading program’s long positions in gold and silver resulted in losses, while long positions in nickel and copper profited. Profits were posted to the Fund in the middle of the quarter. The trading program’s long exposure to both base and precious metals were the main drivers of returns.  The price of silver rose by 20.8% and generated the largest gains.  Gold further added to returns as geopolitical tensions resulted in a flight to quality and general inflation worries pushed prices higher. Losses were posted to the Fund at the end of the quarter as established long positions across industrial metals posted losses as prices sold off on generic risk reduction/liquidity searching themes and downgraded demand expectation.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the trading program’s long positions in European bonds and U.S. Treasuries.  European bonds fell largely on diminished sovereign debt fears, while U.S. Treasuries fell over the period due to positive economic news flow. Losses were posted to the Fund in the middle of the quarter. The escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets.  Bonds rallied, negatively impacting the trading program’s short bond positions. The main detractors were Japanese and Australian bonds, U.S. Treasuries and U.K. Gilts. The quarter ended with losses posted to the Fund due to the unexpected nature of March’s events disrupted the trading program’s identified trends.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to three main themes.  The first was trading program’s short U.S. dollar positions held at the very start of the month as the U.S. dollar surged 1.6% over the first week of January on positive economic data releases.  The second was short EUR positions as the euro rallied 1.5% on a trade-weighted basis. The move was driven by an easing of eurozone sovereign debt contagion fears following strong demand for the European Financial Stability Fund bond issue, speculation that the facility will be expanded and successful debt auctions by peripheral eurozone countries. The third was the trading program’s short British pound positions as Sterling rose (1.1% on a trade weighted basis) on strong inflation numbers, triggering speculation of near term interest rate rises. Profits were posted to the Fund in the middle of the quarter where an appreciation in the Australian dollar supplied the bulk of performance following hawkish rhetoric from the Reserve Bank of Australia.  These profits offset losses from the trading program’s long and short Japanese yen /U.S. dollar trades as positions were whipsawed. Profits were posted to the Fund at the end of the quarter. The trading program’s short U.S. dollar positions generated profits, but it was euro based positions that had the most impact on performance. The euro had a strong rally (3.2% on a trade weighted basis), a result of signals that the European Central Bank will raise rates next month, but the move resulted in relatively flat performance as profits from long positions in the euro/British pound were offset by short euro positions against a number of other currencies.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund in the beginning through the middle of the quarter. The trading program’s long positions in the Topix index generated the largest individual gain in February as positive corporate earnings allowed the Japanese market to outperform other regions, additionally long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance.  In midmonth, however, midmonth, the escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets. Losses were posted to the Fund at the end of the quarter as the trading program’s long stock positions resulted in a sharp post-earthquake sell off in prices.  Both the Nikkei and Topix were held long over the month and therefore accounted for some of the more prominent stock sector losses.  Negative performance, however, was not only contained to Japanese indices, with long European indices also detracting from returns.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Fund, under the direction of Man, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by Man is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2011 the Fund’s average Month-end Net Asset Value was $49,524,728.

March 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$94,999	0.19%	$113,681	$82,932
Currencies	2,096,812	4.23%	2,509,148	1,830,465
Energy	521,750	1.05%	624,352	455,475
Interest Rates	779,081	1.57%	932,286	680,118
Metals	356,651	0.72%	426,786	311,347
Stock Indices	105,637	0.21%	126,410	92,219

Total	$3,954,930	7.97%	$4,732,663	$3,452,556

Material Limitations on Value at Risk as an Assessment of Market Risk

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011 by market sector.

Interest Rates

Interest rate risk is the principal market exposure of the Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

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

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures  are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-11	—	—	1.0077
Feb-11	—	—	0.9681
Mar-11	707,850	726,000	0.9750
Apr-11	550,872	585,909	0.9402

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-11	408,320	403,598	1.0117
Feb-11	941,997	970,031	0.9711
Mar-11	1,879,990	1,923,854	0.9772
Apr-11	2,063,799	2,191,800	0.9416

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-11	—	—	1.0090
Feb-11	24,999	25,780	0.9697
Mar-11	24,875	25,463	0.9769
Apr-11	39,899	42,338	0.9424

CLASS DT

	Subscription
	Amount	Units	NAV(1)
Jan-11	—	—	1.0509
Feb-11	553,632	547,229	1.0117
Mar-11	—	—	1.0211
Apr-11	—	—	0.9867

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class DS and Class DT Units are not subject to any sales commissions.

(b)        Not applicable.

(c)         Not applicable.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                               (Removed and Reserved)

Item 5.                                 Other Information

None.

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02                       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:         Are filed herewith.

32.01 and 32.02                       Section 1350 Certifications

Exhibit 32.01 and 32.02          Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Man AHL FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)