Form 10-Q
period 2011-06-30
Man AHL FuturesAccess LLC
filed 2011-08-12
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2011 56,369,816 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $3,015,251 for 2011 and $3,090,751 for 2010)	$54,589,243	$48,475,204
Net unrealized profit on open futures contracts	36,781	712,812
Net unrealized profit on open forwards contracts	1,674,323	5,416,026
Cash and cash equivalents	462,165	200,000
Other assets	66,304	65,211

TOTAL ASSETS	$56,828,816	$54,869,253

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$508,192	$91,090
Net unrealized loss on open forwards contracts	1,597,336	3,651,832
Brokerage commissions payable	20,069	24,932
Sponsor and Advisory fees payable	83,686	637,353
Redemptions payable	785,514	549,485
Other liabilities	192,857	185,710

Total liabilities	3,187,654	5,140,402

MEMBERS’ CAPITAL:
Members’ Interest (56,369,816 and 47,480,021 Units outstanding, unlimited Units authorized)	53,641,162	49,728,851
Total members’ capital	53,641,162	49,728,851

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$56,828,816	$54,869,253

NET ASSET VALUE PER UNIT:

Class A	$0.9143	$1.0077
Class C	$0.9133	$1.0117
Class D	$0.9284	$—
Class I	$0.9173	$1.0090
Class DT	$0.9660	$1.0509

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2011	2011
TRADING PROFIT (LOSS):

Realized, net	$(132,280)	$(957,272)
Change in unrealized, net	(787,053)	(2,780,340)
Brokerage commissions	(111,533)	(255,372)

Total trading profit (loss)	(1,030,866)	(3,992,984)

INVESTMENT INCOME:
Interest	4,598	8,798

EXPENSES:
Management fee	170,000	308,992
Sponsor fee	68,580	98,557
Other	89,064	178,743
Total expenses	327,644	586,292

NET INVESTMENT LOSS	(323,046)	(577,494)

NET INCOME (LOSS)	$(1,353,912)	$(4,570,478)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	2,492,625	1,804,580
Class C**	9,531,491	6,676,005
Class D***	400,000	400,000
Class I*	1,313,777	1,226,617
Class DT*	42,124,769	42,851,480

Net income (loss) per weighted average Unit
Class A*	$(0.0355)	$(0.0957)
Class C**	$(0.0434)	$(0.1031)
Class D***	$(0.0716)	$(0.0716)
Class I*	$(0.0315)	$(0.0954)
Class DT*	$(0.0186)	$(0.0832)

*Units issued on September 1, 2010.

**Units issued on October 1, 2010.

***Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011

Class A**	874,534	1,842,364	(103,163)	2,613,735
Class C***	2,128,949	9,384,985	(303,469)	11,210,465
Class D****	—	400,000	—	400,000
Class I**	1,117,121	326,500	(10,011)	1,433,610
Class DT*	43,359,417	547,229	(3,194,640)	40,712,006

Total Members’ Units	47,480,021	12,501,078	(3,611,283)	56,369,816

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

****Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2011
Class A**	$881,238	$1,775,462	$(94,322)	$(172,636)	$2,389,742
Class C***	2,153,797	9,059,081	(285,383)	(688,491)	10,239,004
Class D****	—	400,000	—	(28,653)	371,347
Class I**	1,127,178	314,770	(9,780)	(117,055)	1,315,113
Class DT*	45,566,638	553,632	(3,230,671)	(3,563,643)	39,325,956

Total Members’ Capital	$49,728,851	$12,102,945	$(3,620,156)	$(4,570,478)	$53,641,162

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

****Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.9402	$0.9416	$1.0000	$0.9424	$0.9867

Net realized and net change in unrealized trading profit	(0.0137)	(0.0136)	(0.0662)	(0.0137)	(0.0147)
Brokerage commissions	(0.0019)	(0.0019)	(0.0013)	(0.0019)	(0.0020)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0104)	(0.0129)	(0.0042)	(0.0096)	(0.0041)

Net asset value, end of period	$0.9143	$0.9133	$0.9284	$0.9173	$0.9660

Total Return: (b)

Total return before Performance fees	-2.71%	-2.96%	-7.16%	-2.62%	-2.10%
Performance fees	-0.07%	-0.07%	0.00%	-0.07%	0.00%
Total return after Performance fees	-2.78%	-3.03%	-7.16%	-2.69%	-2.10%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.03%	1.28%	0.44%	0.93%	0.41%
Performance fees	0.06%	0.06%	0.00%	0.06%	0.00%
Expenses (including Performance fees)	1.09%	1.34%	0.44%	0.99%	0.41%

Net investment income (loss)	1.08%	1.33%	0.43%	0.98%	0.40%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$1.0077	$1.0117	$1.0000	$1.0090	$1.0509

Net realized and net change in unrealized trading profit	(0.0683)	(0.0684)	(0.0662)	(0.0684)	(0.0717)
Brokerage commissions	(0.0047)	(0.0047)	(0.0013)	(0.0047)	(0.0049)
Interest income	0.0002	0.0002	0.0001	0.0002	0.0002
Expenses	(0.0206)	(0.0255)	(0.0042)	(0.0188)	(0.0085)

Net asset value, end of period	$0.9143	$0.9133	$0.9284	$0.9173	$0.9660

Total Return: (b)

Total return before Performance fees	-9.23%	-9.68%	-7.16%	-9.04%	-8.08%
Performance fees	-0.07%	-0.07%	0.00%	-0.07%	0.00%
Total return after Performance fees	-9.30%	-9.75%	-7.16%	-9.11%	-8.08%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.08%	2.58%	0.44%	1.88%	0.84%
Performance fees	0.06%	0.06%	0.00%	0.06%	0.00%
Expenses (including Performance fees)	2.14%	2.64%	0.44%	1.94%	0.84%

Net investment income (loss)	2.12%	2.62%	0.43%	1.92%	0.82%

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

As of June 30, 2011 the Fund offers four Classes of Units:  Class A, Class C, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The four Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011. However, the operating results for the interim period may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	93	$10,349	0.02%	(66)	$(12,189)	-0.02%	$(1,840)	0.00%	August 11 - December 11
Currencies	19,569,089,281	1,681,859	3.14%	(13,196,487,193)	(1,594,506)	-2.97%	87,353	0.17%	September 11
Energy	25	(24,881)	-0.05%	(95)	(155,463)	-0.29%	(180,344)	-0.34%	July 11 - October 11
Interest rates	1,287	(83,399)	-0.16%	(46)	8,262	0.02%	(75,137)	-0.14%	September 11 - September 13
Metals	59	(127,043)	-0.24%	(7)	(19,972)	-0.04%	(147,015)	-0.28%	July 11 - October 11
Stock indices	25	48,714	0.09%	(81)	(126,155)	-0.24%	(77,441)	-0.15%	July 11 - September 11

Total		$1,505,599	2.80%		$(1,900,023)	-3.54%	$(394,424)	-0.74%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$400,928	0.81%	(32)	$(65,989)	-0.13%	$334,939	0.67%	February 11 - May 11
Currencies	12,154,693,758	5,446,146	10.95%	(11,157,773,667)	(3,654,782)	-7.35%	1,791,364	3.60%	March 11
Energy	77	122,125	0.25%	(61)	(138,830)	-0.28%	(16,705)	-0.03%	January 11 - May 11
Interest rates	451	101,623	0.20%	(409)	(173,148)	-0.35%	(71,525)	-0.14%	March 11 - December 12
Metals	81	508,569	1.02%	(14)	(124,047)	-0.25%	384,522	0.77%	January 11 - April 11
Stock indices	307	(38,435)	-0.08%	(7)	1,756	0.00%	(36,679)	-0.07%	January 11 - March 11

Total		$6,540,956	13.15%		$(4,155,040)	-8.36%	$2,385,916	4.80%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of June 30, 2011 and December 31, 2010.

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

The Fund has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(168,724)	$(86,038)	$(82,686)	$—
Short	$(302,687)	$(282,715)	$(19,972)	$—
	$(471,411)	$(368,753)	$(102,658)	$—

Forwards
Long	$1,674,323	$—	$1,674,323	$—
Short	$(1,597,336)	$—	$(1,597,336)	$—
	$76,987	$—	$76,987	$—

June 30, 2011	$(394,424)	$(368,753)	$(25,671)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$1,124,930	$832,646	$292,284	$—
Short	$(503,208)	$(379,161)	$(124,047)	$—
	$621,722	$453,485	$168,237	$—

Forwards
Long	$5,416,026	$—	$5,416,026	$—
Short	$(3,651,832)	$—	$(3,651,832)	$—
	$1,764,194	$—	$1,764,194	$—

December 31, 2010	$2,385,916	$453,485	$1,932,431	$—

The Fund’s volume of trading forwards and futures as of the periods ended June 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three and six month period ended June 30, 2011:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(340,638)	$(111,559)
Currencies	33,010	(1,137,002)
Energy	(1,265,389)	(1,160,267)
Interest rates	2,068,342	1,088,733
Metals	(248,141)	(177,167)
Stock indices	(1,166,517)	(2,240,350)

Total	$(919,333)	$(3,737,612)

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

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $2,773, of which $1,998 was payable to the Transfer Agent as of June 30, 2011.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

7. SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	n/a	n/a	n/a	n/a	n/a
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	n/a	n/a	n/a	n/a	n/a
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	n/a	n/a	n/a	n/a	n/a
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	n/a	n/a	n/a	n/a	n/a
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	n/a	n/a	n/a	n/a	n/a
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Fund capital increased 7.87% from $49,728,851 to $53,641,162.  This increase was attributable to the net loss from operations of $4,570,478, coupled with the redemption of 3,611,283 Redeemable Units resulting in an outflow of $3,620,156.  The cash outflow was offset with cash inflow of $12,102,945 due to subscription of 12,501,078 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME)  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2011 to June 30, 2011

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

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss of $919,333 before brokerage commissions and related fees in the second quarter of 2011. The Fund’s profits were primarily attributable to the interest rate and currency sectors posting profits. The metals, agriculture, stock indices and the energy sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter as expectations that any future interest rate increases by the U.S. Federal Reserve would lag the rest of the world added further pressure. Also, losses were incurred by the bond sector. Exposure to Australian bonds proved particularly troublesome as volatile prices led to whipsawing positions and weighed on returns. Further losses came from short positions in the U.K. gilts however, as below forecast inflation data lowered the chances of a near-term rate hike by the Bank of England. Profits were posted to the Fund in the middle of the quarter. Offsetting losses from ‘pro-risk’ positions were strong profits from long positions in bond and interest rate markets. Prices rallied during the month of May as future growth concerns/sovereign debt contagion fears led to an increase in safe haven demand. Standout trades included long positions in U.S. Treasuries and Eurodollar positions as prices were additionally boosted by a dovish outlook for U.S. interest rates. Profits were posted to the Fund at the end of the quarter due to the Fund’s long exposure to bonds and short-term interest rates sectors. Prices in U.S. Treasuries and Eurozone positions continued to move higher as future growth concerns combined with sovereign debt worries led to a further increase in safe haven demand. As a result, positive performance was driven by long European government bonds while short Sterling contracts also proved beneficial as investors bet on prolonged low interest rates and the possibility of another round of quantitative easing.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long commodity linked and emerging market currencies against the U.S. dollar tended to be the top performers as improved optimism over global growth and elevated commodity prices rallied demand for higher yielding/higher risk properties. Additional profits came from long position in the Euro versus the U.S. dollar as the Euro rallied after the European Central Bank raised interest rates for the first time in almost three years. Losses were posted to the Fund in the middle of the quarter as a result of short positions in U.S. dollar trades. The dollar rose (on a trade weighted basis) over the period as an increase in investor risk aversion boosted demand for its relative safe haven. Losses were posted to the Fund at the end of the quarter. The short U.S. dollar positions continued to come under pressure. The flight-to-safety theme proved particularly supportive to the U.S. dollar as speculation gathered pace over a Greek default, while the U.S. Federal Reserve gave no indications that they would embark on another round of quantitative easing anytime soon.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long positions in precious metals such as gold and silver secured the strongest gains as both rallied respectively after investors fretted over rising inflation and continued tensions in the Middle East and North Africa region. Losses were posted to the Fund in the middle of the quarter as long positions in precious metals struggled as silver slumped, after exchanges hiked margin requirements and the U.S. dollar rallied. Losses were posted to the Fund at the end of the quarter. Long positions in precious metals such as gold and silver saw some of the larger losses as prices were impacted by a strengthening U.S. dollar, while some investors pared back positioning on weak technical signals.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund throughout the quarter due to global volatility.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as risk appetite gathered momentum in April as strong first quarter U.S. corporate earning figures combined with an improvement in the U.S. labor market boosted confidence in the global economic recovery. Losses were posted to the Fund in the middle of the quarter as stock trading ended the month down. Long positions in European based indices posting the largest losses. But it was more a general long exposure across regions that were the main cause of losses in the sector. Losses were posted to the Fund at the end of the quarter as worries over future growth saw investors shun their riskier assets. The majority of losses were attributed to long positioning, particularly in the U.S., as concerns over future growth in light of weaker than expected economic releases weighed on prices. Consequently, long positions in the S&P 500 detracted the most from performance as the index ended the month down.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to long crude oil positions as the West Texas Intermediate crude oil index rose, touching its highest level since September 2008, as optimism over global growth gathered momentum. Losses were posted to the Fund in the middle of the quarter as long crude oil positions posted some of the heavier losses after prices suffered one of their largest 1 day falls on record (on Thursday May 5th.) as fears over future global growth prompted a massive unwinding of positions. Losses were posted to the Fund at the end of the quarter. Long natural gas contracts proved particularly troublesome as prices pulled back from near term highs and falling after moderating temperatures in the U.S. reduced the outlook for demand. Further negative performance came from long crude oil positions after prices moved lower on news that the International Energy Agency had unexpectedly released extra oil supplies from their strategic reserves.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2011 the Fund’s average Month-end Net Asset Value was $51,458,955.

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$89,327	0.17%	$113,681	$57,684
Currencies	1,887,136	3.67%	2,509,148	1,156,692
Energy	834,943	1.62%	1,350,598	455,475
Interest Rates	624,007	1.21%	932,286	323,353
Metals	274,608	0.53%	426,786	132,783
Stock Indices	243,048	0.47%	447,548	92,219

Total	$3,953,069	7.67%	$5,780,047	$2,218,206

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0077
Feb-11	—	—	0.9681
Mar-11	707,850	726,000	0.9750
Apr-11	550,872	585,909	0.9402
May-11	382,192	388,091	0.9848
Jun-11	134,548	142,364	0.9451
Jul-11	266,174	291,123	0.9143

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	408,320	403,598	1.0117
Feb-11	941,997	970,031	0.9711
Mar-11	1,879,990	1,923,854	0.9772
Apr-11	2,063,799	2,191,800	0.9416
May-11	2,041,981	2,072,236	0.9854
Jun-11	1,722,994	1,823,466	0.9449
Jul-11	1,334,645	1,461,344	0.9133

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	400,000	400,000	1.0000
Jun-11	—	—	0.9585
Jul-11	—	—	0.9284

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0090
Feb-11	24,999	25,780	0.9697
Mar-11	24,875	25,463	0.9769
Apr-11	39,899	42,338	0.9424
May-11	104,998	106,338	0.9874
Jun-11	119,999	126,581	0.9480
Jul-11	142,489	155,335	0.9173

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0509
Feb-11	553,632	547,229	1.0117
Mar-11	—	—	1.0211
Apr-11	—	—	0.9867
May-11	—	—	1.0388
Jun-11	—	—	0.9964
Jul-11	—	—	0.9660

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

(b)         Not applicable.

(c)          Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02:	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

	Exhibit 101	Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)