Form 10-Q
period 2011-09-30
Man AHL FuturesAccess LLC
filed 2011-11-10
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of  September 30, 2011 57,534,940 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $3,280,713 for 2011 and $3,090,751 for 2010)	$57,805,326	$48,475,204
Net unrealized profit on open futures contracts	1,029,724	712,812
Net unrealized profit on open forwards contracts	6,145,650	5,416,026
Cash and cash equivalents	376,433	200,000
Other assets	65,046	65,211

TOTAL ASSETS	$65,422,179	$54,869,253

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$364,296	$91,090
Net unrealized loss on open forwards contracts	6,546,867	3,651,832
Brokerage commissions payable	13,153	24,932
Sponsor and Advisory fees payable	97,140	637,353
Redemptions payable	941,021	549,485
Other liabilities	236,672	185,710

Total liabilities	8,199,149	5,140,402

MEMBERS’ CAPITAL:
Members’ Interest (57,534,940 and 47,480,021 Units outstanding, unlimited Units authorized)	57,223,030	49,728,851
Total members’ capital	57,223,030	49,728,851

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$65,422,179	$54,869,253

NET ASSET VALUE PER UNIT:

Class A	$0.9550	$1.0077
Class C	$0.9516	$1.0117
Class D	$0.9734	$—
Class I	$0.9591	$1.0090
Class DT	$1.0153	$1.0509

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine
	months ended	months ended	months ended
	September 30,	September 30,	September 30,
	2011	2010	2011
TRADING PROFIT (LOSS):

Realized, net	$2,490,202	$(681,584)	$1,532,930
Change in unrealized, net	658,635	2,235,315	(2,121,705)
Brokerage commissions	(75,675)	(77,331)	(331,047)

Total trading profit (loss)	3,073,162	1,476,400	(919,822)

INVESTMENT INCOME:
Interest	4,047	(320)	12,845

EXPENSES:
Management fee	189,941	77,565	498,933
Sponsor fee	94,980	596	193,537
Performance fee	—	263,564	—
Other	100,903	84,006	279,646
Total expenses	385,824	425,731	972,116

NET INVESTMENT LOSS	(381,777)	(426,051)	(959,271)

NET INCOME (LOSS)	$2,691,385	$1,050,349	$(1,879,093)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	3,254,314	219,375	2,287,824
Class C**	13,215,308	—	8,855,773
Class D***	400,000	—	400,000
Class I*	1,716,655	354,450	1,389,963
Class DT*	39,879,495	44,515,316	41,860,818

Net income (loss) per weighted average Unit
Class A*	$0.0365	$(0.0065)	$(0.0235)
Class C**	$0.0368	$—	$(0.0229)
Class D***	$0.0450	$—	$(0.0267)
Class I*	$0.0384	$(0.0061)	$(0.0367)
Class DT*	$0.0502	$0.0237	$(0.0373)

*Units issued on September 1, 2010.

**Units issued on October 1, 2010.

***Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited) (in Units)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011

Class A**	219,375	—	(219,375)	—	874,534	2,818,242	(118,453)	3,574,323
Class C***	—	—	—	—	2,128,949	12,351,444	(1,149,496)	13,330,897
Class D****	—	—	—	—	—	400,000	—	400,000
Class I**	354,450	—	—	354,450	1,117,121	970,449	(115,496)	1,972,074
Class DT*	44,633,835	—	(237,038)	44,396,797	43,359,417	547,229	(5,649,000)	38,257,646

Total Members’ Units	45,207,660	—	(456,413)	44,751,247	47,480,021	17,087,364	(7,032,445)	57,534,940

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

****Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income (loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (loss)	Members’ Capital September 30, 2011
Class A**	219,375	—	(217,956)	(1,419)	—	$881,238	$2,694,931	$(108,924)	$(53,730)	$3,413,515
Class C***	—	—	—	—	—	2,153,797	11,826,716	(1,091,833)	(202,750)	12,685,930
Class D****	—	—	—	—	—	—	400,000	—	(10,660)	389,340
Class I**	354,450	—	—	(2,175)	352,275	1,127,178	926,475	(111,077)	(51,080)	1,891,496
Class DT*	44,633,835	—	(243,485)	1,053,943	45,444,293	45,566,638	553,632	(5,716,648)	(1,560,873)	38,842,749

Total Members’ Capital	45,207,660	—	(461,441)	1,050,349	45,796,568	$49,728,851	$16,401,754	$(7,028,482)	$(1,879,093)	$57,223,030

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

****Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.9143	$0.9133	$0.9284	$0.9173	$0.9660

Net realized and net change in unrealized trading profit	0.0519	0.0519	0.0527	0.0521	0.0549
Brokerage commissions	(0.0012)	(0.0012)	(0.0013)	(0.0012)	(0.0013)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0101)	(0.0125)	(0.0065)	(0.0092)	(0.0044)

Net asset value, end of period	$0.9550	$0.9516	$0.9734	$0.9591	$1.0153

Total Return: (b)

Total return before Performance fees	4.45%	4.19%	4.85%	4.56%	5.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.45%	4.19%	4.85%	4.56%	5.11%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.06%	1.31%	0.68%	0.96%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.06%	1.31%	0.68%	0.96%	0.43%

Net investment income (loss)	1.05%	1.30%	0.67%	0.95%	0.42%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$1.0077	$1.0117	$1.0000	$1.0090	$1.0509

Net realized and net change in unrealized trading profit	(0.0164)	(0.0165)	(0.0134)	(0.0163)	(0.0169)
Brokerage commissions	(0.0059)	(0.0060)	(0.0026)	(0.0060)	(0.0062)
Interest income	0.0002	0.0002	0.0001	0.0002	0.0002
Expenses	(0.0306)	(0.0378)	(0.0107)	(0.0278)	(0.0127)

Net asset value, end of period	$0.9550	$0.9516	$0.9734	$0.9591	$1.0153

Total Return: (b)

Total return before Performance fees	-5.18%	-5.89%	-2.67%	-4.90%	-3.39%
Performance fees	-0.07%	-0.07%	0.00%	-0.07%	0.00%
Total return after Performance fees	-5.25%	-5.96%	-2.67%	-4.97%	-3.39%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	3.14%	3.89%	1.12%	2.84%	1.26%
Performance fees	0.06%	0.06%	0.00%	0.06%	0.00%
Expenses (including Performance fees)	3.20%	3.95%	1.12%	2.90%	1.26%

Net investment income (loss)	3.17%	3.92%	1.10%	2.87%	1.24%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

* Units issued on May 1, 2011

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A**	Class I**	Class DT*
Per Unit Operating Performance:

Net asset value at time of offer	$1.0000	$1.0000	$1.0000

Net realized and net change in unrealized trading profit	(0.0017)	(0.0017)	0.0348
Brokerage commissions	(0.0010)	(0.0010)	(0.0017)
Expenses	(0.0038)	(0.0034)	(0.0095)

Net asset value, end of year	$0.9935	$0.9939	$1.0236

Total Return: (b)

Total return before Performance fees	-0.65%	-0.61%	2.95%
Performance fees	0.00%	0.00%	-0.59%
Total return after Performance fees	-0.65%	-0.61%	2.36%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.38%	0.35%	0.35%
Performance fees	0.00%	0.00%	0.58%
Expenses (including Performance fees)	0.38%	0.35%	0.93%

Net investment income (loss)	-0.38%	-0.35%	-0.94%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

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

As of September 30, 2011 the Fund offers five Classes of Units:  Class A, Class C, Class D, Class DT and Class I. Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The five Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September  30, 2011 and the results of its operations for the three and nine months ended September 30, 2011. However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	5	$(183)	0.00%	(82)	$249,591	0.44%	$249,408	0.44%	November 2011 - March 2012
Currencies	8,268,050,541	(6,545,622)	-11.44%	(9,079,132,391)	6,162,071	10.77%	(383,551)	-0.67%	December 2011
Energy	—	—	0.00%	(69)	274,087	0.48%	274,087	0.48%	October 2011 - May 2012
Interest rates	1,408	409,536	0.72%	(173)	21,168	0.04%	430,704	0.76%	December 2011 - December 2013
Metals	32	(646,330)	-1.13%	(33)	286,676	0.50%	(359,654)	-0.63%	October 2011 - December 2011
Stock indices	—	—	0.00%	(275)	53,217	0.09%	53,217	0.09%	October 2011 - December 2011

Total		$(6,782,599)	-11.85%		$7,046,810	12.32%	$264,211	0.47%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$400,928	0.81%	(32)	$(65,989)	-0.13%	$334,939	0.67%	February 11 - May 11
Currencies	12,154,693,758	5,446,146	10.95%	(11,157,773,667)	(3,654,782)	-7.35%	1,791,364	3.60%	March 11
Energy	77	122,125	0.25%	(61)	(138,830)	-0.28%	(16,705)	-0.03%	January 11 - May 11
Interest rates	451	101,623	0.20%	(409)	(173,148)	-0.35%	(71,525)	-0.14%	March 11 - December 12
Metals	81	508,569	1.02%	(14)	(124,047)	-0.25%	384,522	0.77%	January 11 - April 11
Stock indices	307	(38,435)	-0.08%	(7)	1,756	0.00%	(36,679)	-0.07%	January 11 - March 11

Total		$6,540,956	13.15%		$(4,155,040)	-8.36%	$2,385,916	4.80%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of September 30, 2011 and December 31, 2010.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(235,732)	$308,783	$(544,515)	$—
Short	$901,160	$634,059	$267,101	$—
	$665,428	$942,842	$(277,414)	$—

Forwards
Long	$(6,546,867)	$—	$(6,546,867)	$—
Short	$6,145,650	$—	$6,145,650	$—
	$(401,217)	$—	$(401,217)	$—

September 30, 2011	$264,211	$942,842	$(678,631)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$1,124,930	$832,646	$292,284	$—
Short	$(503,208)	$(379,161)	$(124,047)	$—
	$621,722	$453,485	$168,237	$—

Forwards
Long	$5,416,026	$—	$5,416,026	$—
Short	$(3,651,832)	$—	$(3,651,832)	$—
	$1,764,194	$—	$1,764,194	$—

December 31, 2010	$2,385,916	$453,485	$1,932,431	$—

The Fund’s volume of trading forwards and futures as of the periods ended September 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three and nine month period ended September 30, 2011 and 2010:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(418,414)	$(529,973)
Currencies	(2,082,850)	(3,219,852)
Energy	(202,381)	(1,362,648)
Interest rates	5,740,803	6,829,535
Metals	(227,489)	(404,656)
Stock indices	339,168	(1,901,181)

Total	$3,148,837	$(588,775)

For the three months ended
September 30, 2010
Commodity Industry Sector	Gain (loss) from trading

Agriculture	$200,888
Currencies	1,555,176
Energy	(280,740)
Interest rates	244,895
Metals	529,649
Stock indices	(696,137)

Total	$1,553,731

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Man, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Man is sufficient to detect any such intervention is needed.

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

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

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September 30, 2011 amounted to $2,722, of which $1,983 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9935
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143	$0.9519	$0.9565	$0.9550

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133	$0.9501	$0.9539	$0.9516

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284	$0.9678	$0.9736	$0.9734

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.9939
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173	$0.9554	$0.9603	$0.9591

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0272	$1.0236
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660	$1.0078	$1.0148	$1.0153

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash including restricted cash, and unrealized gain net of unrealized losses and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Fund capital increased 15.07% from $49,728,851 to $57.223.030.  This increase was attributable to the net loss from operations of $1,879,093, coupled with the redemption of 7,032,445 Redeemable Units resulting in an outflow of $7,028,482.  The cash outflow was offset with cash inflow of $16,401,754 due to subscriptions of 17,087,364 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading profit of $3,148,837 before brokerage commissions and related fees in the third quarter of 2011. The Fund’s profits were primarily attributable to the interest rate and stock indices sectors posting profits. The energy, metals, agriculture and the currency sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter. In bonds, long positions in U.S. Treasuries were the largest positive contributors as prices rallied on a series of weaker-than-expected economic data releases and worries over the U.S. credit profile, which together drove a surge in safe-haven demand. However, although the size and liquidity of the U.S. Treasury market still presents a relative safe-haven, the prospect of a cut in the nation’s credit rating, as a  August 2, 2011 deadline loomed for politicians to end an impasse regarding raising the nation’s debt ceiling, led investors to seek out potential alternatives. Notably, long Euro-Bund and Euro-BOBL trades added value as rising demand in the German bund futures reflected speculation that potential outflow from U.S. Treasuries following a downgrade would benefit German bunds in particular. Continuing sovereign debt concerns in Europe also proved beneficial for the Fund. An emergency meeting of European officials called to discuss the Eurozone debt crisis that threatened to engulf Italy, combined with Moody’s warning that they could cut Spain’s credit rating boosted the German bund prices over the month. Short term interest rates also posted a gain, with Eurodollar contracts particularly profitable as expectations remained that the U.S. Federal Reserve will keep short term rates low in response to weak economic growth. Profits were posted to the Fund in middle of the quarter. Fixed income trading provided the bulk of performance as large inflows into fixed income markets benefited the Fund’s predominately long exposure to bonds and interest rates.  Profits in these sectors were largely a function of sector performance and positioning, however, the U.S. credit downgrade did little to discourage the take up of U.S. national debt and holding U.S Treasuries was the standout trade for the Fund in August.  The U.S. Federal Reserve pledged to keep interest rates at historical lows for another two years which put additional upward pressure on bond prices as yields on 10 year bonds briefly fell below 2%. Profits continued to be posted to the Fund at the end of the quarter. The largest profits came from long fixed income as both U.S. and European government bonds led performance. Prices were particularly supported by subdued economic data releases which heightened expectations of prolonged low interest rates in the U.S. and the prospect of rate cuts in the Eurozone.

The stock indices posted profits to the Fund.  Losses were posted to the Fund at the beginning of the quarter as the stock allocation ended down with losses seen on both the long and short side as equity markets saw a number of price reversals over the month. Profits were posted to the Fund in the middle of the quarter as short exposure to stock indices added to Fund’s positive performance.  Short positions in European and Asian indices supplied some of the larger gains but contributions came from a wide contract base. Profits continued to be posted to the Fund at the end of the quarter. Short exposure to stock indices, particularly in Asia, added to gains as indications of a slowdown in China impacted the economic outlook for the region. Particular strong gains were accrued from short positions in the Hang Seng as the index fell over the course of the month. Elsewhere, short Nikkei 225 trades also proved profitable as a rising Japanese yen compounded the negative impact on domestic exporters.

The energy sector posted losses to the Fund.  Losses were posted to the Fund at the beginning through the middle of the quarter. Profits were posted to the Fund as the quarter ended.

The metals sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter as commodity trading contributed positively, as long exposure to metals, particularly precious metals, drove gains over the month. Most notably, in terms of performance drivers, gold rallied as demand rose for safe haven assets. Long holdings of gold added further performance, although not enough to offset losses posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter. Precious metals pulled back as investors moved to cash to cover losses in other markets while news that the Chicago Mercantile Exchange had increased its collateral requirements further impacted prices. As a result, gold fell over the month while silver plummeted reflecting its more tenuous safe-haven status due to its usage in industrial processes and resulting reliance on industrial metal demand. Long copper positions also incurred losses as the industrial metal fell in light of the deterioration in the economic outlook.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund throughout the quarter.

The currency sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter. The short U.S. dollar positions were the main driver behind returns as, unlike June, positions were rewarded as events in the U.S. brought the currency’s status as a safe haven asset into question and risk-wary investors fled to the safety of alternative currencies. Losses were posted to the Fund in the middle of the quarter. Position whipsawing had a detrimental effect, with the positions suffering, while on a theme basis short U.S. dollar pairs were responsible for the predominate share of the loss as the currency rallied on safe haven buying. Losses were posted to the Fund at the end of the quarter as long positions in commodity-linked currencies such as the Australian dollar and Brazilian real suffered after underlying raw material prices fell while investors increasingly shunned ‘risk’ assets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $53,110,545 and $45,700,707 respectively.

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$195,043	0.37%	$484,125	$57,684
Currencies	1,512,039	2.85%	2,509,148	664,568
Energy	801,690	1.51%	1,350,597	455,474
Interest Rates	688,793	1.30%	974,692	323,354
Metals	297,742	0.56%	426,784	132,782
Stock Indices	232,491	0.44%	447,543	92,220

Total	$3,727,798	7.03%	$6,192,889	$1,726,082

September 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$322,957	0.71%	$324,646	$321,268
Currencies	1,690,466	3.70%	1,699,305	1,681,627
Energy	725,513	1.59%	729,307	721,719
Interest Rates	938,649	2.05%	943,557	933,740
Metals	743,527	1.63%	747,414	739,639
Stock Indices	49,284	0.11%	49,541	49,026

Total	$4,470,396	9.79%	$4,493,770	$4,447,019

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0077
Feb-11	—	—	0.9681
Mar-11	707,850	726,000	0.9750
Apr-11	550,872	585,909	0.9402
May-11	382,192	388,091	0.9848
Jun-11	134,548	142,364	0.9451
Jul-11	266,174	291,123	0.9143
Aug-11	346,122	363,612	0.9519
Sep-11	307,173	321,143	0.9565
Oct-11	58,499	61,256	0.9550

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	408,320	403,598	1.0117
Feb-11	941,997	970,031	0.9711
Mar-11	1,879,990	1,923,854	0.9772
Apr-11	2,063,799	2,191,800	0.9416
May-11	2,041,981	2,072,236	0.9854
Jun-11	1,722,994	1,823,466	0.9449
Jul-11	1,334,645	1,461,344	0.9133
Aug-11	684,997	720,974	0.9501
Sep-11	747,993	784,141	0.9539
Oct-11	489,340	514,229	0.9516

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	400,000	400,000	1.0000
Jun-11	—	—	0.9585
Jul-11	—	—	0.9284
Aug-11	—	—	0.9678
Sep-11	—	—	0.9736
Oct-11	—	—	0.9733

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0090
Feb-11	24,999	25,780	0.9697
Mar-11	24,875	25,463	0.9769
Apr-11	39,899	42,338	0.9424
May-11	104,998	106,338	0.9874
Jun-11	119,999	126,581	0.9480
Jul-11	142,489	155,335	0.9173
Aug-11	—	—	0.9554
Sep-11	469,216	488,614	0.9603
Oct-11	198,281	206,737	0.9591

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	1.0509
Feb-11	553,632	547,229	1.0117
Mar-11	—	—	1.0211
Apr-11	—	—	0.9867
May-11	—	—	1.0388
Jun-11	—	—	0.9964
Jul-11	—	—	0.9660
Aug-11	—	—	1.0078
Sep-11	—	—	1.0148
Oct-11	—	—	1.0153

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)