Form 10-K
period 2011-12-31
Man AHL FuturesAccess LLC
filed 2012-03-23
CIK 1498325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D, I and M Units of Limited Liability Company Interest

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 29, 2012 Units of limited liability company interest with an aggregate Net Asset Value of $53,475,544 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

MAN AHL FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Man AHL FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities in October 2010.  The Fund engages in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  Merrill Lynch is a wholly-owned subsidiary of Bank of America.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

Man-AHL (USA) Ltd. (“Man-AHL” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Man-AHL Diversified Program (the “Trading Program”) for the Fund.  The Trading Program is engineered to capitalize on movements in a diversified portfolio of liquid stock index, interest rate, metal, energy and agricultural futures, as well as the over-the-counter (“OTC”) dealer and interbank currency market.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2011, the Net Asset Value of the Fund was $54,066,965. As of December 31, 2011, the Net Asset Value per Unit was $0.8964 for Class A, $0.8910 for Class C, $0.9170 for Class D, $0.9011 for Class I, and $0.9589 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A was $1.0177 (October 31, 2010) and the lowest was $0.8930 (November 30, 2011).  The highest month-end Net Asset Value per Unit for Class C was $1.0235 (October 31, 2010) and the lowest was $0.8883 (November 30, 2011). The highest month-end Net Asset Value per Unit for Class D was $0.9736 (August 31, 2011) and the lowest was $0.9124 (November 30, 2011).  The highest month-end Net Asset Value per Unit for Class I was $1.0184 (October 31, 2010) and the lowest was $0.8974 (November 30, 2011). The highest month-end Net Asset Value per Unit for Class DT was $1.0513 (October 31, 2010) and the lowest was $0.9533 (November 30, 2011).  As of December 31, 2011, no Class M Units were issued.

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2015.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) MLAI, in its discretion, may terminate the advisory agreement; (ii) if the Fund has a capitalization less than $50 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice; (iii) if after December 31, 2012 the Fund has a capitalization less than $100 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice; (iv)  if as of June 30, 2013 the Fund has a capitalization less than $700 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice between June 30, 2013 and September 30, 2013; (v) the Trading Advisor may terminate the advisory agreement upon 30 days’ notice, if in the opinion of a reputable law firm reasonably acceptable to MLAI, there occurs a change in law or regulation of general application that would result in material legal, regulatory, tax or financial harm to the global business to which the Trading Advisor is part due to the Trading Advisor’s continued engagement by the Fund; and (vi) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.

Trading Advisor’s Trading Program

The Trading Program is engineered to capitalize on movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

The Trading Advisor employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world.  The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships.  The Trading Advisor invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange.  The underlying interest for these instruments may include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

In addition to emphasizing sector and market diversification, the Trading Program has been constructed to achieve diversification by combining various systems.  The systems are driven by computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts.  The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the Trading Program may include algorithmic systems based on certain forms of quantitative fundamental data that can be captured efficiently, such as interest rate data.

In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets.  Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity.  Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors.

Risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits.  The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

Forward Contracts and Countparties

Markets

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Currently, the only forward contracts entered into by the Fund are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

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

Market Sectors

Man-AHL applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to the Trading Program.  The Trading Program may trade in the following markets:  CBOT, CME, CCE, EUREX, LME, LIFFE, IDEM, OSE, MX,, MEFF, NYME, HKMEX, TOCOM, TSE, KCBT, MGEX, OMX, SGX, and may expand to include trading in other markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statement of Financial Condition, as of December 31, 2011 and 2010 is as follows:

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	4	$(2,112)	0.00%	(148)	$3,255	0.01%	$1,143	0.01%	February 12 - May 12
Currencies	1,280,068,012	(27,666)	-0.05%	(3,556,868,708)	620,972	1.15%	593,306	1.10%	March-12
Energy	37	(13,282)	-0.02%	(15)	23,697	0.04%	10,415	0.02%	January 12 - November 12
Interest rates	1,132	583,241	1.08%	(284)	(36,609)	-0.07%	546,632	1.01%	March 12 - March 14
Metals	30	43,848	0.08%	(138)	161,642	0.30%	205,490	0.38%	January 12 - April 12
Stock indices	41	20,867	0.04%	(203)	31,370	0.06%	52,237	0.10%	January 12 - March 12

Total		$604,896	1.13%		$804,327	1.49%	$1,409,223	2.62%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$400,928	0.81%	(32)	$(65,989)	-0.13%	$334,939	0.67%	February 11 - May 11
Currencies	12,154,693,758	5,446,146	10.95%	(11,157,773,667)	(3,654,782)	-7.35%	1,791,364	3.60%	March 11
Energy	77	122,125	0.25%	(61)	(138,830)	-0.28%	(16,705)	-0.03%	January 11 - May 11
Interest rates	451	101,623	0.20%	(409)	(173,148)	-0.35%	(71,525)	-0.14%	March 11 - December 12
Metals	81	508,569	1.02%	(14)	(124,047)	-0.25%	384,522	0.77%	January 11 - April 11
Stock indices	307	(38,435)	-0.08%	(7)	1,756	0.00%	(36,679)	-0.07%	January 11 - March 11

Total		$6,540,956	13.15%		$(4,155,040)	-8.36%	$2,385,916	4.80%

No individual contract’s unrealized profit or loss comprised greater than 5% of Member’s Capital as of December 31, 2011 and 2010.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Fund’s futures clearing broker.  MLPF&S is a BAC affiliate.  Certain of the Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.

Cash Management and Interest

The Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, may lend certain currencies to, and borrow certain currencies from, the Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2011 and the period 2010.

	2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$409,805	0.77%	$316,210	0.67%
Sponsor fees	294,773	0.55%	11,603	0.02%
Management fees	687,955	1.29%	205,121	0.44%
Performance fees	—	0.00%	594,788	1.27%
Total	$1,392,533	2.61%	$1,127,722	2.40%

(1) Not annualized

The foregoing table does not reflect: (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2011 and 2010 equaled $53,477,587 and $46,925,959 respectively.

During 2011, the Fund earned $9,703 in interest income, or approximately 0.0181% of the Fund’s average month-end Net Asset Values. During 2010, the Fund earned $1,660 in interest income, or approximately 0.0035% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2011 and 2010 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $7.95 and $7.53 respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees. No sales commissions are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

25% of any New Trading Profits generated by the Fund with respect to Class A, Class C and Class I Units and 20% of any New Trading Profits with respect to Class D, Class DS, Class DT and Class M Units, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Man and MLAI	Management fees

All classes pay a flat-rate monthly charge of 1/12 of 2% of the Fund’s month-end assets (a 2.0% annual rate period) except for Class DT Units which is charged a 1% annual rate. MLAI receives 50% of the 2% annual management fee except for Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts may become subject to governmental regulation, see Item 1A “Risk Factors—F/X Forward Trading” and “Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment advisor” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or

“slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as: destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage Investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the

Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as prime broker and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent the Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of the MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to the MLPF&S or MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor.  Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties, is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC foreign exchange (“F/X”) forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule”

that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

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

Item 4:   Mine Safety Disclosures

Not applicable

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

(b)           Holders:

As of December 31, 2011, there were 288 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0077
Feb-11	—	—	0.9681
Mar-11	707,850	726,000	0.9750
Apr-11	550,872	585,909	0.9402
May-11	382,192	388,091	0.9848
Jun-11	134,548	142,364	0.9451
Jul-11	266,174	291,123	0.9143
Aug-11	346,122	363,612	0.9519
Sep-11	307,173	321,143	0.9565
Oct-11	58,499	61,256	0.9550
Nov-11	390,874	435,757	0.8970
Dec-11	1,526,293	1,709,175	0.8930
Jan-12	—	—	0.8964
Feb-12	346,623	392,329	0.8835

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$408,320.10	403,598.00	$1.0117
Feb-11	941,997	970,031	0.9711
Mar-11	1,879,990	1,923,854	0.9772
Apr-11	2,063,799	2,191,800	0.9416
May-11	2,041,981	2,072,236	0.9854
Jun-11	1,722,994	1,823,466	0.9449
Jul-11	1,334,645	1,461,344	0.9133
Aug-11	684,997	720,974	0.9501
Sep-11	747,993	784,141	0.9539
Oct-11	489,340	514,229	0.9516
Nov-11	602,554	674,677	0.8931
Dec-11	155,915	175,521	0.8883
Jan-12	92,487	103,801	0.8909
Feb-12	67,168	76,554	0.8774

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	400,000	400,000	1.0000
Jun-11	—	—	0.9585
Jul-11	—	—	0.9284
Aug-11	—	—	0.9678
Sep-11	—	—	0.9736
Oct-11	—	—	0.9733
Nov-11	—	—	0.9154
Dec-11	—	—	0.9124
Jan-12	—	—	0.9170
Feb-12	—	—	0.9049

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0090
Feb-11	24,999	25,780	0.9697
Mar-11	24,875	25,463	0.9769
Apr-11	39,899	42,338	0.9424
May-11	104,998	106,338	0.9874
Jun-11	119,999	126,581	0.9480
Jul-11	142,489	155,335	0.9173
Aug-11	—	—	0.9554
Sep-11	469,216	488,614	0.9603
Oct-11	198,281	206,737	0.9591
Nov-11	529,998	588,103	0.9012
Dec-11	66,999	74,659	0.8974
Jan-12	—	—	0.9011
Feb-12	—	—	0.8885

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0509
Feb-11	553,632	547,229	1.0117
Mar-11	—	—	1.0211
Apr-11	—	—	0.9867
May-11	—	—	1.0388
Jun-11	—	—	0.9964
Jul-11	—	—	0.9660
Aug-11	—	—	1.0078
Sep-11	—	—	1.0148
Oct-11	—	—	1.0153
Nov-11	58,635	61,359	0.9556
Dec-11	—	—	0.9533
Jan-12	—	—	0.9589
Feb-12	80,592	85,093	0.9471

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the period ended December 31, 2011	For the period ended December 31, 2010

Trading profit (loss)
Realized, net	$(2,506,019)	$1,290,082
Change in unrealized, net	(976,693)	2,385,916
Brokerage commissions	(367,827)	(211,875)
Total trading profit (loss)	(3,850,539)	3,464,123

INVESTMENT INCOME:
Interest	9,703	1,660

EXPENSES:
Management fees	687,955	205,121
Performance fees	—	594,788
Sponsor fees	294,773	11,603
Other	409,805	316,210
Total Expenses	1,392,533	1,127,722

NET INVESTMENT INCOME (LOSS)	(1,382,830)	(1,126,062)

NET INCOME (LOSS)	$(5,233,369)	$2,338,061

Balance Sheet Data	December 31, 2011	December 31, 2010

Members’ Capital	$54,066,965	$49,728,851
Net Asset Value per Series A Unit**	$0.8964	$1.0077
Net Asset Value per Series C Unit***	$0.8909	$1.0117
Net Asset Value per Series D Unit****	$0.9170	$—
Net Asset Value per Series I Unit**	$0.9011	$1.0090
Net Asset Value per Series DT Unit*	$0.9589	$1.0509

*Units issued on August 1, 2010.

**Units issued on September 1, 2010.

***Units issued on October 1, 2010.

****Units issued on May 1, 2011.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the period is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9935	$1.0177	$0.9606	$1.0077
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143	$0.9519	$0.9565	$0.9550	$0.8970	$0.8930	$0.8964

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235	$0.9652	$1.0117
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133	$0.9501	$0.9539	$0.9516	$0.8931	$0.8883	$0.8909

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284	$0.9678	$0.9736	$0.9734	$0.9154	$0.9124	$0.9170

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9939	$1.0184	$0.9615	$1.0090
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173	$0.9554	$0.9603	$0.9591	$0.9012	$0.8974	$0.9011

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0272	$1.0236	$1.0513	$1.0035	$1.0509
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660	$1.0078	$1.0148	$1.0153	$0.9556	$0.9533	$0.9589

MAN AHL FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions:  $5,744,068

Current Capitalization:    $5,181,526

Worst Monthly Drawdown(2):  (6.07)% ( October 2011)

Worst Peak-to-Valley Drawdown(3):  (12.25)%  (November 2010 — December 2011)

Net Asset Value per Unit for Class A, December 31, 2011:   $0.8964

Monthly Rates of Return (4)

Month	2011	2010
January	(3.93)%	0.00%
February	0.71	—
March	(3.56)	—
April	4.74	—
May	(4.02)	—
June	(3.26)	—
July	4.11	—
August	0.48	—
September	(0.16)	(0.65)
October	(6.07)	2.44
November	(0.45)	(5.61)
December	0.38	4.90

Compound Annual Rate of Return	(11.05)%	0.77%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2010 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2010 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (10.36)%.

MAN AHL FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: October 1, 2010

Aggregate Subscriptions:  $15,174,881

Current Capitalization:   $11,826,542

Worst Monthly Drawdown(2):  (6.15)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (13.21)%  (November 2010 — December 2011)

Net Asset Value per Unit for Class C, December 31, 2011:   $0.8909

Monthly Rates of Return (4)

Month	2011	2010
January	(4.01)%	0.00%
February	0.63	—
March	(3.65)	—
April	4.65	—
May	(4.10)	—
June	(3.34)	—
July	4.03	—
August	0.40	—
September	(0.24)	—
October	(6.15)	2.35
November	(0.53)	(5.70)
December	0.30	4.82
Compound Annual Rate of Return	(11.93)%	1.17%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since October 1, 2010 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since October 1, 2010 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (10.90)%.

MAN AHL FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: May 1, 2011

Aggregate Subscriptions:    $400,000

Current Capitalization:   $366,807

Worst Monthly Drawdown(2):  (5.96)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (8.76)%  (May 2011 — December 2011)

Net Asset Value per Unit for Class D, December 31, 2011:   $0.9170

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	(4.15)
June	(3.14)
July	4.24
August	0.61
September	(0.03)
October	(5.96)
November	(0.33)
December	0.51

Compound Annual Rate of Return	(8.30)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since May 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since May 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (8.30)%.

MAN AHL FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions:  $2,846,153

Current Capitalization:   $2,560,671

Worst Monthly Drawdown(2):  (6.04)% ( October 2011 )

Worst Peak-to-Valley Drawdown(3):  (11.88)%  (November 2010 — December 2011)

Net Asset Value per Unit for Class I, December 31, 2011:   $0.9011

Monthly Rates of Return (4)

Month	2011	2010
January	(3.90)%	0.00%
February	0.75	—
March	(3.53)	—
April	4.77	—
May	(3.99)	—
June	(3.23)	—
July	4.15	—
August	0.52	—
September	(0.12)	(0.61)
October	(6.04)	2.47
November	(0.42)	(5.59)
December	0.41	4.94
Compound Annual Rate of Return	(10.69)%	0.90%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2010 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2010 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (9.89)%.

MAN AHL FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: August 1, 2010

Aggregate Subscriptions:   $45,484,022

Current Capitalization:   $34,131,420

Worst Monthly Drawdown(2):  (5.88)% ( October 2011 )

Worst Peak-to-Valley Drawdown(3):  (9.32)%  (November 2010 — December 2011)

Net Asset Value per Unit for Class DT, December 31, 2011:  $0.9589

Monthly Rates of Return (4)

Month	2011	2010
January	(3.73)%	0.00%
February	0.92	—
March	(3.36)	—
April	5.27	—
May	(4.07)	—
June	(3.06)	—
July	4.33	—
August	0.69	2.72
September	0.05	(0.35)
October	(5.88)	2.71
November	(0.24)	(4.55)
December	0.59	4.72
Compound Annual Rate of Return	(8.75)%	5.09%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2010 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2010 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (4.11)%.

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

Results of Operations

General

Man-AHL’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation:  stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Period ended December 31, 2011

Total Trading
Profit (Loss)
Stock Indices	$(3,660,524)
Metals	(329,563)
Agricultural Commodities	(550,043)
Currencies	(3,254,168)
Energy	(2,081,238)
Interest Rates	6,392,824
Subtotal	(3,482,712)
Brokerage Commissions	(367,827)
Total	$(3,850,539)

The Fund experienced a net trading loss of $3,482,712 before brokerage commissions and related fees for the year ended December 31, 2011. The Fund’s profits were primarily attributable to the interest rates sector posting profits. The metals, agriculture, energy, currencies and stock indices posted losses.

The interest rate sector posted sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the trading program’s long positions in European bonds and U.S. Treasuries.  European bonds fell largely on diminished sovereign debt fears, while U.S. Treasuries fell over the period due to positive economic news flow. Losses were posted to the Fund in the middle of the first quarter. The escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets.  Bonds rallied, negatively impacting the trading program’s short bond positions. The main detractors were Japanese and Australian bonds, U.S. Treasuries and U.K. Gilts. The first quarter ended with losses posted to the Fund due to the unexpected nature of March’s events disrupted the trading program’s identified trends. Losses were posted to the Fund at the beginning of the second quarter as expectations that any future interest rate increases by the U.S. Federal Reserve would lag the rest of the world added further pressure. Also, losses were incurred by the bond sector. Exposure to Australian bonds proved particularly troublesome as volatile prices led to whipsawing positions and weighed on returns. Further losses came from short positions in the U.K. gilts however, as below forecast inflation data lowered the chances of a near-term rate hike by the Bank of England. Profits were posted to the Fund in the middle of the second quarter. Offsetting losses from ‘pro-risk’ positions were strong profits from long positions in bond and interest rate markets. Prices rallied during the month of May as future growth concerns/sovereign debt contagion fears led to an increase in safe haven demand. Standout trades included long positions in U.S. Treasuries and Eurodollar positions as prices were additionally boosted by a dovish outlook for U.S. interest rates. Profits were posted to the Fund at the end of the second quarter due to the Fund’s long exposure to bonds and short-term interest rates sectors. Prices in U.S. Treasuries and Eurozone positions continued to move higher as future growth concerns combined with sovereign debt worries led to a further increase in safe haven demand. As a result, positive performance was driven by long European government bonds while short Sterling contracts also proved beneficial as investors bet on prolonged low interest rates and the possibility of another round of quantitative easing.  Profits were posted to the Fund at the beginning of the third quarter. In bonds, long positions in U.S. Treasuries were the largest positive contributors as prices rallied on a series of weaker-than-expected economic data releases and worries over the U.S. credit profile, which together drove a surge in safe-haven demand. However, although the size and liquidity of the U.S. Treasury market still presents a relative safe-haven, the prospect of a cut in the nation’s credit rating, as a  August 2, 2011 deadline loomed for politicians to end an impasse regarding raising the nation’s debt ceiling, led investors to seek out potential alternatives. Notably, long Euro-Bund and Euro-BOBL trades added value as rising demand in the German bund futures reflected speculation that potential outflow from U.S. Treasuries following a downgrade would benefit German bunds in particular. Continuing sovereign debt concerns in Europe also proved beneficial for the Fund. An emergency meeting of European officials called to discuss the Eurozone debt crisis that threatened to engulf Italy, combined with Moody’s warning that they could cut Spain’s credit rating boosted the German bund prices over the month. Short term interest rates also posted a gain, with Eurodollar contracts particularly profitable as expectations remained that the U.S. Federal Reserve will keep short term rates low in response to weak economic growth. Profits were posted to the Fund in middle of the third quarter. Fixed income trading provided the bulk of performance as large inflows into fixed income markets benefited the Fund’s predominately long exposure to bonds and interest rates.  Profits in these sectors were largely a function of sector performance and positioning, however, the U.S. credit downgrade did little to discourage the take up of U.S. national debt and holding U.S Treasuries was the standout trade for the Fund in August.  The U.S. Federal Reserve pledged to keep interest rates at historical lows for another two years which put additional upward pressure on bond prices as yields on 10 year bonds briefly fell below 2%. Profits continued to be posted to the Fund at the end of the third quarter. The largest profits came from long fixed income as both U.S. and European government bonds led performance. Prices were particularly supported by subdued economic data releases which heightened expectations of prolonged low interest rates in the U.S. and the prospect of rate cuts in the Eurozone. Losses were posted to the Fund at the beginning of the fourth quarter. Safe havens fell from favor and in stark contrast to previous months long exposure to both U.S. and European government bonds incurred some of the largest losses. Long positions in U.S. Treasuries dragged on performance with data releases indicating that U.S. growth had picked up in addition to positive developments in Europe. Losses were posted to the Fund in the middle of the fourth quarter. Growing concerns over Eurozone banks’ funding put pressure on Eurodollar and Euribor futures and proved detrimental for the trading program’s long exposure. Profits were posted to the Fund at the end of the fourth quarter as bond trading performed well as a general long exposure generated returns.  The trading program’s long positions in U.S. Treasuries posted some of the strongest returns as investors remained cautious over U.S. economic growth and news that the U.S. Federal Reserve would release their forecasts for the first future rate hike.  Long exposure to German and United Kingdom bonds also generated positive returns as they continue to attract safe haven inflows due to debt problems in the rest of Europe.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Upbeat sentiment generally led to a fall in precious metals and a rise in industrial metals. As such, the trading program’s long positions in gold and silver resulted in losses, while long positions in nickel and copper profited. Profits were posted to the Fund in the middle of the first quarter. The trading program’s long exposure to both base and precious metals were the main drivers of returns.  The price of silver rose and generated the largest gains.  Gold further added to returns as geopolitical tensions resulted in a flight to quality and general inflation worries pushed prices higher. Losses were posted to the Fund at the end of the first quarter as established long positions across industrial metals posted losses as prices sold off on generic risk reduction/liquidity searching themes and downgraded demand expectation. Profits were posted to the Fund at the beginning of the second quarter. Long positions in precious metals such as gold and silver secured the strongest gains as both rallied respectively after investors fretted over rising inflation and continued tensions in the Middle East and North Africa region. Losses were posted to the Fund in the middle of the second quarter as long positions in precious metals struggled as silver slumped, after exchanges hiked margin requirements and the U.S. dollar rallied. Losses were posted to the Fund at the end of the second quarter. Long positions in precious metals such as gold and silver saw some of the larger losses as prices were impacted by a strengthening U.S. dollar, while some investors pared back positioning on weak technical signals.  Profits were posted to the Fund at the beginning of the third quarter as commodity trading contributed positively, as long exposure to metals, particularly precious metals, drove gains over the month. Most notably, in terms of performance drivers, gold rallied as demand rose for safe haven assets. Long holdings of gold added further performance, although not enough to offset losses posted to the Fund in the middle of the third quarter. Losses were posted to the Fund at the end of the third quarter. Precious metals pulled back as investors moved to cash to cover losses in other markets while news that the Chicago Mercantile Exchange had increased its collateral requirements further impacted prices. As a result, gold fell over the month while silver plummeted reflecting its more tenuous safe-haven status due to its usage in industrial processes and resulting reliance on industrial metal demand. Long copper positions also incurred losses as the industrial metal fell in light of the deterioration in the economic outlook. Profits were posted to the Fund at the beginning of the fourth quarter due to the trading program’s long gold exposure. Losses were posted to the Fund in the middle of the fourth quarter only to be reversed at the end of the fourth quarter due to profits from the trading program’s short positions in platinum and silver.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The trading program’s long lean hog positions were the leading performers in the sector as prices were pushed higher by supply constraints, rising demand and rising production costs.  Further profits came from long positions in cotton and wheat trades over the month as the two commodities continued their upward climb. Profits were posted to the Fund in the middle of the first quarter due to the trading program’s long positions in a variety of agricultural contracts proved positive as rising demand and falling supplies continued to boost prices. Losses were posted to the Fund at the end of the first quarter as prices sold off on generic risk reduction/liquidity searching themes and downgraded demand expectations. Losses were posted to the Fund throughout the second and third quarters due to global volatility. Losses were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter due to the trading programs short positions in wheat and cocoa. Losses were posted to the Fund at the end of the fourth quarter due to the trading program’s short positions in agriculture.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Losses came from energy trading, but returns were driven almost entirely by the trading program’s short natural gas positions.  Although prices only rose moderately overall, largely on cold weather forecasts, prices were highly volatile and as such made it difficult for the trading program to hold a consistently sized position. Profits were posted to the Fund in the middle of the first quarter. Energy profits were driven by the trading program’s short positions in natural gas as prices fell 8.7% following forecasts of warmer-than-expected U.S. weather, which lowered expectations for demand.  Crude oil was a focus for investors and prices increased by 5.2% over the period on fears that oil supplies would be disrupted.  Returns from oil holdings were flat as profits from long oil derivatives offset losses from short crude oil. Profits were posted to the Fund at the end of the first quarter, as long crude oil positions offset losses from short positions in natural gas, with oil prices advancing on Libyan violence and natural gas prices advancing on nuclear power safety fears.  Profits were posted to the Fund at the beginning of the second quarter due to long crude oil positions as the West Texas Intermediate crude oil index rose, touching its highest level since September 2008, as optimism over global growth gathered momentum. Losses were posted to the Fund in the middle of the second quarter as long crude oil positions posted some of the heavier losses after prices suffered one of their largest 1 day falls on record (on Thursday May 5th.) as fears over future global growth prompted a massive unwinding of positions. Losses were posted to the Fund at the end of the second quarter. Long natural gas contracts proved particularly troublesome as prices pulled back from near term highs and falling after moderating temperatures in the U.S. reduced the outlook for demand. Further negative performance came from long crude oil positions after prices moved lower on news that the International Energy Agency had unexpectedly released extra oil supplies from their strategic reserves. Losses were posted to the Fund at the beginning through the middle of the third quarter. Profits were posted to the Fund as the third quarter ended. Short positions in crude oil exposure lost value as a cheaper U.S. dollar, risk on buying and signs of strengthening global demand led to a broad-based commodities rally resulting in losses posted to the Fund at the beginning of the fourth quarter. Losses were posted to the Fund in the middle of the quarter as weather conditions also weighed on energy prices as unseasonably mild (and wetter) weather proved beneficial for short exposure to natural gas. Losses were posted to the Fund at the end of the fourth quarter due to the trading program’s long and short positions in crude oil.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter. The trading program’s long positions in the Topix index generated the largest individual gain in February as positive corporate earnings allowed the Japanese market to outperform other regions, additionally long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance.  In midmonth, however, the escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets. Losses were posted to the Fund at the end of the first quarter as the trading program’s long stock positions resulted in a sharp post-earthquake sell off in prices.  Both the Nikkei and Topix were held long over the month and therefore accounted for some of the more prominent stock sector losses.  Negative performance, however, was not only contained to Japanese indices, with long European indices also detracting from returns. Profits were posted to the Fund at the beginning of the second quarter as risk appetite gathered momentum in April as strong first quarter U.S. corporate earning figures combined with an improvement in the U.S. labor market boosted confidence in the global economic recovery. Losses were posted to the Fund in the middle of the second quarter as stock trading ended the month down. Long positions in European based indices posting the largest losses. But it was more a general long exposure across regions that were the main cause of losses in the sector. Losses were posted to the Fund at the end of the second quarter as worries over future growth saw investors shun their riskier assets. The majority of losses were attributed to long positioning, particularly in the U.S., as concerns over future growth in light of weaker than expected economic releases weighed on prices. Consequently, long positions in the S&P 500 detracted the most from performance as the index ended the month down. Losses were posted to the Fund at the beginning of the third quarter as the stock allocation ended down with losses seen on both the long and short side as equity markets saw a number of price reversals over the month. Profits were posted to the Fund in the middle of the third quarter as short exposure to stock indices added to Fund’s positive performance.  Short positions in European and Asian indices supplied some of the larger gains but contributions came from a wide contract base. Profits continued to be posted to the Fund at the end of the third quarter. Short exposure to stock indices, particularly in Asia, added to gains as indications of a slowdown in China impacted the economic outlook for the region. Particular strong gains were accrued from short positions in the Hang Seng as the index fell over the course of the month. Elsewhere, short Nikkei 225 trades also proved profitable as a rising Japanese yen compounded the negative impact on domestic exporters.

Losses were posted to the Fund at the beginning of the fourth quarter. The trading program’s short positions across all regions hurt returns as assertions of a conclusive resolution to Europe’s debt crisis were greeted optimistically across the globe. Losses were posted to the Fund in the middle of the fourth quarter as risk aversion at the beginning of the month of November proved particularly detrimental for the trading program’s long exposure to U.S. indices. Nevertheless, short exposure to European indices such as the Deutscher Aktien Index (German stock index, “DAX”) also lost out due to the sharp rally in risk assets towards the end of the month. Losses were posted to the Fund at the end of the fourth quarter. Losses came from across all regions as returns were a function of general equity exposure rather than positions in any one particular contract.

Period ended December 31, 2010

Total Trading
Profit (Loss)
Stock Indices	$(121,212)
Metals	1,402,544
Agricultural Commodities	675,361
Currencies	3,611,557
Energy	(166,108)
Interest Rates	(1,726,144)
Subtotal	3,675,998
Brokerage Commissions	(211,875)
Total	$3,464,123

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

The Fund’s management fees and Sponsor fees are a constant percentage of the Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance fees payable to Man-AHL are based on the New Trading Profits generated by the Fund excluding interest and after reduction of the brokerage commissions.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private

Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2011 and 2010, the Fund’s average month-end Net Asset Value was approximately $53,477,587 and $46,925,959 respectively.

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	227,597	0.43%	484,125	57,684
Currencies	1,453,980	2.72%	2,509,148	664,568
Energy	687,628	1.29%	1,350,597	254,323
Interest Rates	554,565	1.04%	974,692	111,818
Metals	408,409	0.76%	896,186	132,782
Stock Indices	174,689	0.33%	447,543	944

Total	3,506,868	6.57%	6,662,291	1,222,119

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	284,289	0.61%	382,522	178,589
Currencies	604,200	1.29%	774,371	361,532
Energy	151,216	0.32%	218,234	101,887
Interest Rates	879,133	1.87%	1,242,155	579,927
Metals	301,400	0.64%	747,414	4,593
Stock Indices	30,200	0.06%	49,541	12,074

Total	2,250,438	4.79%	3,414,237	1,238,602

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

Interest Rates

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Malaysian ringgit, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man-AHL to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Man-AHL has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Man-AHL with the market risk controls being applied by Man-AHL itself.

Risk Management

Man-AHL attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Man —AHL double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Man-AHL seeks to control overall risk as well as the risk of any one position, and Man-AHL trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Man-AHL factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Man-AHL may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Man at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Man’s investment strategy.  At its discretion, Man-AHL may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Four Quarters through December 31, 2011

	Fourth	Third (2)	Second	First	Fourth	Third (2)	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(2,933,859)	$3,077,209	$(1,026,268)	$(2,957,918)	$1,989,703	$1,476,080	$—	$—
Total Expenses	420,417	385,824	327,644	258,648	701,990	425,732	—	—
Net Income (Loss)	$(3,354,276)	$2,691,385	$(1,353,912)	$(3,216,566)	$1,287,713	$1,050,348	$—	$—

Net Income (Loss) per weighted average Unit (1)	$(0.0555)	$0.0460	$(0.0242)	$(0.0648)	$0.0276	$0.0352	$—	$—

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the period which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Man on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of the Sponsor since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of MLPF&S’s Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML&Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for BAC’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi

Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML Bluetrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and Sponsor fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2011 MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Man did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Some of the service providers to the Fund are affiliates of BAC. However, none of the fees paid by the Fund to such BAC affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly BAC through MLPF&S and MLAI substantial brokerage commissions and Sponsor fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

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

In 2011 the Fund expensed:  (i) brokerage commissions of $367,827 to MLPF&S and $687,955 in management fees earned by Man-AHL and MLAI, (ii) Sponsor fees of $294,773 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $162,000 and $110,000, respectively

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2011 and 2010 related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)           All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2011 and 2010 were $69,750 and $17,000, respectively.]

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits Financial Statement Schedules

1.              Financial Statements (found in Exhibit 13.01):

Page:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2011 and 2010	2

Statements of Operations for the year ended December 31, 2011 and for the period August 1, 2010 (commencement of
operations) to December 31, 2010	3

Statements of Changes in Members’ Capital for the year ended December 31, 2011 and for the period August 1, 2010
(commencement of operations) to December 31, 2010	4

Financial Data Highlights for the year ended December 31, 2011 and for the period ended August 1, 2010
(commencement of operations) to December 31, 2010	6

Notes to Financial Statements	8

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of Man AHL FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 filed on October 4, 2010 (“Registration Statement”).

3.02	Amended and Restated Limited Liability Company Operating Agreement of Man AHL FuturesAccess LLC

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between Man AHL FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the registrant’s Registration Statement.

10.02	Advisory Agreement among Man AHL FuturesAccess LLC, Man-AHL (USA) Ltd. and Merrill Lynch
Alternative Investments LLC

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MAN AHL FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications