Form 10-Q
period 2012-06-30
Man AHL FuturesAccess LLC
filed 2012-08-14
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of June 30, 2012 52,929,806 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $4,616,528 for 2012 and $3,907,106 for 2011)	$48,375,941	$56,237,280
Net unrealized profit on open futures contracts	279,681	825,015
Net unrealized profit on open forwards contracts	746,625	616,707
Cash	359,504	227,590
Other assets	263,528	65,000

TOTAL ASSETS	$50,025,279	$57,971,592

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$433,561	$7,379
Net unrealized loss on open forwards contracts	1,173,978	25,120
Brokerage commissions payable	9,351	2,950
Sponsor and Advisory fees payable	86,029	101,750
Redemptions payable	1,832,127	3,580,355
Other liabilities	352,638	187,073

Total liabilities	3,887,684	3,904,627

MEMBERS’ CAPITAL:
Members’ Interest (52,929,806 and 57,889,292 Units outstanding, unlimited Units authorized)	46,137,595	54,066,965
Total members’ capital	46,137,595	54,066,965

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$50,025,279	$57,971,592

NET ASSET VALUE PER UNIT:

Class A	$0.8315	$0.8964
Class C	$0.8224	$0.8909
Class D	$0.8571	$0.9170
Class I	$0.8376	$0.9011
Class DT	$0.9008	$0.9589

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$(1,265,273)	$(132,280)	$(761,322)	$(957,272)
Change in unrealized, net	(142,550)	(787,053)	(1,990,456)	(2,780,340)
Brokerage commissions	(36,859)	(111,533)	(71,701)	(255,372)

Total trading profit (loss), net	(1,444,682)	(1,030,866)	(2,823,479)	(3,992,984)

INVESTMENT INCOME:
Interest, net	1,199	4,598	2,456	8,798

EXPENSES:
Management fee	174,689	170,000	357,867	308,992
Sponsor fee	99,419	68,580	199,111	98,557
Other	(60,223)	89,064	73,448	178,743
Total expenses	213,885	327,644	630,426	586,292

NET INVESTMENT LOSS	(212,686)	(323,046)	(627,970)	(577,494)

NET INCOME (LOSS)	$(1,657,368)	$(1,353,912)	$(3,451,449)	$(4,570,478)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	5,610,350	2,492,625	5,826,207	1,804,580
Class C	14,295,900	9,531,491	13,779,115	6,676,005
Class D*	400,000	400,000	400,000	400,000
Class I	2,549,593	1,313,777	2,694,324	1,226,617
Class DT	33,684,452	42,124,769	34,483,794	42,851,480

Net income (loss) per weighted average Unit
Class A	$(0.0311)	$(0.0355)	$(0.0643)	$(0.0957)
Class C	$(0.0319)	$(0.0434)	$(0.0671)	$(0.1031)
Class D*	$(0.0292)	$(0.0716)	$(0.0599)	$(0.0716)
Class I	$(0.0297)	$(0.0315)	$(0.0624)	$(0.0954)
Class DT	$(0.0279)	$(0.0186)	$(0.0568)	$(0.0832)

*Units issued on May 1, 2011.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2010	Subscriptions	Redemptions	June 30, 2011	December 31, 2011	Subscriptions	Redemptions	June 30, 2012

Class A	874,534	1,842,364	(103,163)	2,613,735	5,780,511	573,170	(1,118,081)	5,235,600
Class C	2,128,949	9,384,985	(303,469)	11,210,465	13,274,114	2,316,210	(2,529,402)	13,060,922
Class D*	—	400,000	—	400,000	400,000	—	—	400,000
Class I	1,117,121	326,500	(10,011)	1,433,610	2,841,573	33,102	(723,623)	2,151,052
Class DT	43,359,417	547,229	(3,194,640)	40,712,006	35,593,094	85,093	(3,595,955)	32,082,232

Total Members’ Units	47,480,021	12,501,078	(3,611,283)	56,369,816	57,889,292	3,007,575	(7,967,061)	52,929,806

*Units issued on May 1, 2011

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2012
Class A	$881,238	$1,775,462	$(94,322)	$(172,636)	$2,389,742	$5,181,526	$502,673	$(955,809)	$(374,775)	$4,353,615
Class C	2,153,797	9,059,081	(285,383)	(688,491)	10,239,004	11,826,542	1,999,171	(2,160,375)	(924,476)	10,740,862
Class D*	—	400,000	—	(28,653)	371,347	366,807	—	—	(23,971)	342,836
Class I	1,127,178	314,770	(9,780)	(117,055)	1,315,113	2,560,671	30,000	(620,786)	(168,096)	1,801,789
Class DT	45,566,638	553,632	(3,230,671)	(3,563,643)	39,325,956	34,131,419	80,592	(3,353,387)	(1,960,131)	28,898,493

Total Members’ Capital	$49,728,851	$12,102,945	$(3,620,156)	$(4,570,478)	$53,641,162	$54,066,965	$2,612,436	$(7,090,357)	$(3,451,449)	$46,137,595

*Units issued on May 1, 2011

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8631	$0.8557	$0.8863	$0.8686	$0.9291

Net realized and net change in unrealized trading profit	(0.0246)	(0.0243)	(0.0253)	(0.0248)	(0.0266)
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0007)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0064)	(0.0084)	(0.0033)	(0.0056)	(0.0010)

Net asset value, end of period	$0.8315	$0.8224	$0.8571	$0.8376	$0.9008

Total Return: (a)

Total return before Performance fees	-3.66%	-3.90%	-3.29%	-3.56%	-3.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.66%	-3.90%	-3.29%	-3.56%	-3.05%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.74%	0.99%	0.36%	0.64%	0.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.74%	0.99%	0.36%	0.64%	0.12%

Net investment income (loss)	-0.74%	-0.98%	-0.36%	-0.64%	-0.11%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8964	$0.8909	$0.9170	$0.9011	$0.9589

Net realized and net change in unrealized trading profit	(0.0474)	(0.0469)	(0.0487)	(0.0477)	(0.0511)
Brokerage commissions	(0.0012)	(0.0012)	(0.0012)	(0.0012)	(0.0013)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0163)	(0.0204)	(0.0100)	(0.0146)	(0.0057)

Net asset value, end of period	$0.8315	$0.8224	$0.8571	$0.8376	$0.9008

Total Return: (a)

Total return before Performance fees	-7.23%	-7.70%	-6.54%	-7.05%	-6.07%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.23%	-7.70%	-6.54%	-7.05%	-6.07%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	1.86%	2.36%	1.11%	1.66%	0.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	0.61%

Net investment income (loss)	-1.85%	-2.35%	-1.11%	-1.66%	-0.61%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

* Units issued on May 1, 2011

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Man AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Man AHL (USA) Ltd. (“Man” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	89	$101,118	0.22%	(130)	$(160,641)	-0.35%	$(59,523)	-0.13%	July 2012 - December 2012
Currencies	11,694,502,881	734,593	1.59%	(15,395,691,003)	(1,185,714)	-2.57%	(451,121)	-0.98%	September 2012
Energy	40	68,994	0.15%	(205)	(239,569)	-0.52%	(170,575)	-0.37%	July 2012 - September 2013
Interest rates	1,892	130,756	0.28%	(85)	3,125	0.01%	133,881	0.29%	September 2012 - July 2016
Metals	11	8,596	0.02%	(169)	84,771	0.18%	93,367	0.20%	July 2012 - October 2012
Stock indices	53	50,276	0.11%	(140)	(177,538)	-0.38%	(127,262)	-0.27%	July 2012 - September 2012

Total, net		$1,094,333	2.37%		$(1,675,566)	-3.63%	$(581,233)	-1.26%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	4	$(2,112)	0.00%	(148)	$3,255	0.01%	$1,143	0.01%	February 2012 - May 2012
Currencies	1,280,068,012	(27,666)	-0.05%	(3,556,868,708)	620,972	1.15%	593,306	1.10%	March 2012
Energy	37	(13,282)	-0.02%	(15)	23,697	0.04%	10,415	0.02%	January 2012 - November 2012
Interest rates	1,132	583,241	1.08%	(284)	(36,609)	-0.07%	546,632	1.01%	March 2012 - March 2014
Metals	30	43,848	0.08%	(138)	161,642	0.30%	205,490	0.38%	January 2012 - April 2012
Stock indices	41	20,867	0.04%	(203)	31,370	0.06%	52,237	0.10%	January 2012 - March 2012

Total, net		$604,896	1.13%		$804,327	1.49%	$1,409,223	2.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$347,708	$339,112	$8,596	$—
Short	(501,588)	(681,484)	179,896	—
	(153,880)	(342,372)	188,492	—

Forwards
Long	746,625	—	746,625	—
Short	(1,173,978)	—	(1,173,978)	—
	(427,353)	—	(427,353)	—

June 30, 2012	$(581,233)	$(342,372)	$(238,861)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$630,016	$586,169	$43,847	$—
Short	187,620	206,950	(19,330)	—
	817,636	793,119	24,517	—

Forwards
Long	(25,120)	—	(25,120)	—
Short	616,707	—	616,707	—
	591,587	—	591,587	—

December 31, 2011	$1,409,223	$793,119	$616,104	$—

The Fund’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(89,784)	$(43,667)
Currencies	(1,004,788)	(1,300,406)
Energy	(549,698)	18,337
Interest rates	1,615,677	167,189
Metals	190,164	(906,700)
Stock indices	(1,569,394)	(686,531)

Total, net	$(1,407,823)	$(2,751,778)

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(340,638)	$(111,559)
Currencies	33,010	(1,137,002)
Energy	(1,265,389)	(1,160,267)
Interest rates	2,068,342	1,088,733
Metals	(248,141)	(177,167)
Stock indices	(1,166,517)	(2,240,350)

Total, net	$(919,333)	$(3,737,612)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Man, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Man is sufficient to detect if any such intervention if needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $2,603 and $5,297, respectively, of which $2,681 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284
2012	$0.9049	$0.9239	$0.8863	$0.8844	$0.8869	$0.8571

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital decreased 14.67% from $54,066,965 to $46,137,595.  This increase was attributable to the net loss from operations of $3,451,449, coupled with the redemption of 7,967,061 Redeemable Units resulting in an outflow of $7,090,357.  The cash outflow was offset with cash inflow of $2,612,436 due to subscriptions of 3,007,575 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents.  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2012 to June 30, 2012

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

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading program’s short positions posted losses with exposure to cocoa and corn seeing some of the larger negative performances. For cocoa, prices rallied supported by unusually dry and hot weather in the Ivory Coast. Corn also pushed higher as unfavorable weather conditions in Argentina was pooled with a U.S. Department of Agriculture report which forecast lower-than-expected crop production in the 2011-2012 season. Profits were posted to the Fund in the middle through the end of the quarter. Profits in March were led by short positions in coffee and long positions in the soya exposure. Coffee prices fell amid increased supplies from Brazil while soya prices rose on anticipation of a record drop in supplies, as South America (which produces half of the world’s soyabeans) faced a drought.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Long U.S. dollar exposure offset profits elsewhere in the sector as the U.S. dollar fell on a trade-weighted basis after signs of an economic recovery in the U.S. boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Profits were posted to the Fund in the middle of the quarter. Long positions in the Australian dollar /Japanese yen proved the leading trade as the Australian dollar rallied after interest rates were left unchanged. While the U.S. dollar ended the period flat on a trade weighted basis, some short U.S. dollar pairs still added gains as increased risk appetite meant the U.S. dollar generally lost ground to emerging market and commodity-linked currencies. Losses were posted to the Fund at the end of the quarter. Short exposure to the U.S. dollar suffered after the U.S. dollar rallied on better-than-expected U.S. jobs and housing data. Long positions in the Australian dollar (which is highly dependent on Chinese demand for commodities) further weighed on performance as, despite the improved risk appetite, investors became concerned over a slowdown in Chinese growth and the potential economic impact on the region.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter in both precious and industrials. Some of the most notable losses included short positions in aluminum and platinum as both rose over 10%. For platinum, prices were supported by power shortages in South Africa while better-than-expected economic data out of China boosted the outlook for industrial aluminum demand. Losses were posted to the Fund in the middle of the quarter with long exposure to gold the largest detractor.  The yellow metal had experienced strong price rises for most of the period driven by inflation concerns and nervousness surrounding Eurozone debt. Losses were posted to the Fund at the end of the quarter. Long positions in gold suffered as downbeat expectations of ‘QE3’ and a strengthening U.S. dollar led the yellow metal down. Additional losses were attributed to long exposure to silver and copper.

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

April 1, 2012 to June 30, 2012

The Fund experienced a net trading loss of $1,407,823 before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were primarily attributable to the interest rates and the metals sectors posting profits. The agriculture, energy, currency and the stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter.  Long-side exposure to bonds provided the strongest uplift as investors increased their demand in the uncertain environment.  German sovereign bonds were the main driver as general risk aversion, anxiety over Eurozone bailouts and less than encouraging economic indicator data added to demand for bonds. Long holdings of U.S. Treasuries added a small gain and long exposure to interest rate contracts, namely Euribor and Eurodollar, benefited from the European Central Bank’s decision to hold rates and an expectation that U.S. rates will remain historically low in the near term.  Profits were posted to the Fund in the middle of the quarter. The trading program’s long exposure to bonds largely drove performance in May as investors increasingly flocked to ‘safe haven’ assets. In particular, positions in German bonds, U.S. Treasuries and U.K. Gilts proved well placed as the ‘flight to quality’ drove German and U.K. yields lower. Also, long positions in Euribor contracts also added returns as investors speculated that the European Central Bank would cut rates in the near-term as economic data continued to disappoint in the Eurozone region.  Losses were posted to the Fund at the end of the quarter.   For June as a whole, long exposure to bonds and the U.S. dollar struggled as investors sold out of safe haven assets. Holdings in German bonds, Australian bonds, U.K. Gilts and U.S. Treasuries detracted the most from performance.

The metals sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the quarter with the largest loss sustained from copper positions which were whipsawed by volatile prices.       Profits were posted to the Fund in the middle of the quarter. The trading program’s largely short stance to metals benefited from a moderation in demand amid a stronger U.S. dollar, reduced investor exposure, an economic slowdown in developed countries and China’s deceleration. Some of the stronger gains came from the trading program’s short positions in aluminum and copper which fell almost 6% and 13% respectively. Losses were posted to the Fund at the end of the quarter as gold positions contributed notable losses.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle through the end of the quarter as the trading program’s short positions in agriculturals (sugar, wheat and corn) also struggled as prices climbed on supply concerns.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter. Losses were posted to the Fund at the end of the quarter due to notable losses in the trading program’s short natural gas positions.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter. In May, the market backdrop drove investor demand for the perceived safe havens of U.S. dollar and Japanese yen while demand decreased for certain commodity linked and emerging market currencies. As a result, short U.S. dollar exposures weighed on returns, especially against the Turkish lira, South African rand and Polish zloty. However, short Euro positions helped partially offset losses (as the Euro fell around 4% on a trade weighted basis) due to the increasingly nervous sentiment in the Eurozone.  Losses were posted to the Fund at the end of the quarter. The trading program’s long positions in the U.S. dollar also proved unfavorable, particularly against emerging market currencies at months end.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter. Stocks experienced volatility following elections in Europe (Greece, France, Italy, Germany) and negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Losses were posted to the Fund at the end of the quarter as the trading program’s short exposure to Japanese indices returned the largest losses. Stocks surged on positive European news amid mounting expectations of aggressive interventions, after Greece’s New Democracy and Pasok clinched election victory and after the Eurozone leaders agreed to help Spain and Italy survive the crisis.

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

The Fund’s risk exposure in the various market sectors traded by Man is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $51,127,630 and

$51,458,955 respectively.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$450,036	0.88%	$638,074	$273,757
Currencies	990,408	1.94%	2,270,172	148,956
Energy	375,048	0.73%	594,978	247,492
Interest Rates	801,840	1.57%	1,203,980	435,025
Metals	233,637	0.46%	481,891	23,753
Stock Indices	863,467	1.69%	1,255,739	500,500

Total	$3,714,436	7.27%	$6,444,834	$1,629,483

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$89,327	0.17%	$113,681	$57,684
Currencies	1,887,136	3.67%	2,509,148	1,156,692
Energy	834,943	1.62%	1,350,598	455,475
Interest Rates	624,007	1.21%	932,286	323,353
Metals	274,608	0.53%	426,786	132,783
Stock Indices	243,048	0.47%	447,548	92,219

Total	$3,953,069	7.67%	$5,780,047	$2,218,206

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa, canola and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.8964
Feb-12	346,623	392,329	0.8835
Mar-12	—	—	0.9009
Apr-12	146,250	169,447	0.8631
May-12	9,800	11,394	0.8601
Jun-12	—	—	0.8615
Jul-12	—	—	0.8315

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$92,486.69	103,801	$0.8909
Feb-12	67,168	76,554	0.8774
Mar-12	288,040	322,228	0.8939
Apr-12	1,438,059	1,680,564	0.8557
May-12	63,417	74,426	0.8521
Jun-12	50,000	58,637	0.8527
Jul-12	30,000	36,479	0.8224

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9170
Feb-12	—	—	0.9049
Mar-12	—	—	0.9239
Apr-12	—	—	0.8863
May-12	—	—	0.8844
Jun-12	—	—	0.8869
Jul-12	—	—	0.8571

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9011
Feb-12	—	—	0.8885
Mar-12	30,000	33,102	0.9063
Apr-12	—	—	0.8686
May-12	—	—	0.8659
Jun-12	—	—	0.8675
Jul-12	—	—	0.8376

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9589
Feb-12	80,592	85,093	0.9471
Mar-12	—	—	0.9678
Apr-12	—	—	0.9291
May-12	—	—	0.9279
Jun-12	—	—	0.9313
Jul-12	—	—	0.9008

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	219,000	219,000	1.0000

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions.

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)