Form 10-Q
period 2012-09-30
Man AHL FuturesAccess LLC
filed 2012-11-14
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012 42,870,175 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $3,729,558 for 2012 and $3,907,106 for 2011)	$41,714,713	$56,237,280
Net unrealized profit on open futures contracts	328,220	825,015
Net unrealized profit on open forwards contracts	533,234	616,707
Cash	543,620	227,590
Other assets	65,101	65,000

TOTAL ASSETS	$43,184,888	$57,971,592

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$562,548	$7,379
Net unrealized loss on open forwards contracts	153,300	25,120
Brokerage commissions payable	12,325	2,950
Sponsor and Advisory fees payable	71,052	101,750
Redemptions payable	4,182,906	3,580,355
Other liabilities	398,587	187,073

Total liabilities	5,380,718	3,904,627

MEMBERS’ CAPITAL:
Members’ Interest (42,870,175 and 57,889,292 Units outstanding, unlimited Units authorized)	37,804,170	54,066,965
Total members’ capital	37,804,170	54,066,965

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$43,184,888	$57,971,592

NET ASSET VALUE PER UNIT:

Class A	$0.8321	$0.8964
Class C	$0.8209	$0.8909
Class D	$—	$0.9170
Class I	$0.8390	$0.9011
Class M	$—	$—
Class DT	$0.9070	$0.9589

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$(31,319)	$2,490,202	$(792,641)	$1,532,930
Change in unrealized, net	726,839	658,635	(1,263,617)	(2,121,705)
Brokerage commissions	(46,029)	(75,675)	(117,730)	(331,047)

Total trading profit (loss), net	649,491	3,073,162	(2,173,988)	(919,822)

INVESTMENT INCOME:
Interest, net	(1,432)	4,047	1,024	12,845

EXPENSES:
Management fee	153,190	189,941	511,057	498,933
Sponsor fee	82,904	94,980	282,015	193,537
Other	137,288	100,903	210,736	279,646
Total expenses	373,382	385,824	1,003,808	972,116

NET INVESTMENT LOSS	(374,814)	(381,777)	(1,002,784)	(959,271)

NET INCOME (LOSS)	$274,677	$2,691,385	$(3,176,772)	$(1,879,093)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,776,469	3,254,314	5,476,294	2,287,824
Class C	12,375,408	13,215,308	13,311,213	8,855,773
Class D*	400,000	400,000	400,000	400,000
Class I	1,300,604	1,716,655	2,229,751	1,389,963
Class M**	332,016	—	332,016	—
Class DT	31,611,581	39,879,495	33,526,389	41,860,818

Net income (loss) per weighted average Unit
Class A	$0.0044	$0.0365	$(0.0646)	$(0.0235)
Class C	$0.0004	$0.0368	$(0.0691)	$(0.0229)
Class D*	$0.0099	$0.0450	$(0.0501)	$(0.0267)
Class I	$0.0251	$0.0384	$(0.0608)	$(0.0367)
Class M**	$(0.0143)	$—	$(0.0143)	$—
Class DT	$0.0069	$0.0502	$(0.0520)	$(0.0373)

*Units issued on May 1, 2011. Units fully redeemed as of August 31, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to August 31, 2012 and for the period May 1, 2011 to September 30, 2011.)

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period July 1, 2012 to September 30, 2012.)

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2010	Subscriptions	Redemptions	September 30, 2011	December 31, 2011	Subscriptions	Redemptions	September 30, 2012
Class A	874,534	2,818,242	(118,453)	3,574,323	5,780,511	573,170	(2,216,041)	4,137,640
Class C	2,128,949	12,351,444	(1,149,496)	13,330,897	13,274,114	2,472,854	(7,072,067)	8,674,901
Class D*	—	400,000	—	400,000	400,000	—	(400,000)	—
Class I	1,117,121	970,449	(115,496)	1,972,074	2,841,573	33,102	(2,546,701)	327,974
Class M**	—	—	—	—	—	388,524	(388,524)	—
Class DT	43,359,417	547,229	(5,649,000)	38,257,646	35,593,094	85,093	(5,948,527)	29,729,660

Total Members’ Units	47,480,021	17,087,364	(7,032,445)	57,534,940	57,889,292	3,552,743	(18,571,860)	42,870,175

*Units issued on May 1, 2011. Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2012
Class A	$881,238	$2,694,931	$(108,924)	$(53,730)	$3,413,515	$5,181,526	$502,673	$(1,887,727)	$(353,586)	$3,442,886
Class C	2,153,797	11,826,716	(1,091,833)	(202,750)	12,685,930	11,826,542	2,128,717	(5,915,145)	(919,414)	7,120,700
Class D*	—	400,000	—	(10,660)	389,340	366,807	—	(346,779)	(20,028)	—
Class I	1,127,178	926,475	(111,077)	(51,080)	1,891,496	2,560,671	30,000	(2,180,008)	(135,497)	275,166
Class M**	—	—	—	—	—	—	395,000	(390,239)	(4,761)	—
Class DT	45,566,638	553,632	(5,716,648)	(1,560,873)	38,842,749	34,131,419	80,592	(5,503,107)	(1,743,486)	26,965,418

Total Members’ Capital	$49,728,851	$16,401,754	$(7,028,482)	$(1,879,093)	$57,223,030	$54,066,965	$3,136,982	$(16,223,005)	$(3,176,772)	$37,804,170

*Units issued on May 1, 2011. Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class M**	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8315	$0.8224	$0.8571	$0.8376	$1.0000	$0.9008

Net realized and net change in unrealized trading profit	0.0114	0.0113	0.0151	0.0115	0.0137	0.0123
Brokerage commissions	(0.0009)	(0.0009)	(0.0005)	(0.0009)	(0.0010)	(0.0009)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0099)	(0.0119)	(0.0048)	(0.0092)	(0.0083)	(0.0052)
Net asset value, before full redemption	0.8321	0.8209	0.8669	0.8390	1.0044	0.9070
Less distribution	—	—	0.8669	—	1.0044	—
Net asset value, end of period	$0.8321	$0.8209	$—	$0.8390	$—	$0.9070

Total Return: (b)

Total return before Performance fees	0.07%	-0.18%	1.15%	0.17%	0.44%	0.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.07%	-0.18%	1.15%	0.17%	0.44%	0.69%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.18%	1.43%	0.53%	1.08%	0.81%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.18%	1.43%	0.53%	1.08%	0.81%	0.56%

Net investment income (loss)	-1.19%	-1.44%	-0.54%	-1.09%	-0.81%	-0.56%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units fully redeemed as of August 31, 2012.

**Units fully redeemed as of September 30, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class M**	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8964	$0.8909	$0.9170	$0.9011	$1.0000	$0.9589

Net realized and net change in unrealized trading profit	(0.0359)	(0.0356)	(0.0336)	(0.0362)	0.0137	(0.0387)
Brokerage commissions	(0.0021)	(0.0021)	(0.0018)	(0.0021)	(0.0010)	(0.0022)
Interest income	0.0000	0.0000	0.0000	0.0000	(0.0000)	0.0000
Expenses	(0.0263)	(0.0323)	(0.0147)	(0.0238)	(0.0083)	(0.0110)
Net asset value, before full redemption	0.8321	0.8209	0.8669	0.8390	1.0044	0.9070
Less distribution	—	—	0.8669	—	1.0044	—
Net asset value, end of period	$0.8321	$0.8209	$—	$0.8390	$—	$0.9070

Total Return: (b)

Total return before Performance fees	-7.17%	-7.87%	-5.46%	-6.89%	0.44%	-5.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.17%	-7.87%	-5.46%	-6.89%	0.44%	-5.41%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	3.04%	3.79%	1.65%	2.74%	0.81%	1.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.04%	3.79%	1.65%	2.74%	0.81%	1.17%

Net investment income (loss)	-3.04%	-3.79%	-1.64%	-2.74%	-0.81%	-1.17%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.9143	$0.9133	$0.9284	$0.9173	$0.9660

Net realized and net change in unrealized trading profit	0.0519	0.0519	0.0527	0.0521	0.0549
Brokerage commissions	(0.0012)	(0.0012)	(0.0013)	(0.0012)	(0.0013)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0101)	(0.0125)	(0.0065)	(0.0092)	(0.0044)

Net asset value, end of period	$0.9550	$0.9516	$0.9734	$0.9591	$1.0153

Total Return: (b)

Total return before Performance fees	4.45%	4.19%	4.85%	4.56%	5.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.45%	4.19%	4.85%	4.56%	5.11%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.06%	1.31%	0.68%	0.96%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.06%	1.31%	0.68%	0.96%	0.43%

Net investment income (loss)	-1.05%	-1.30%	-0.67%	-0.95%	-0.42%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

* Units issued on May 1, 2011

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$1.0077	$1.0117	$1.0000	$1.0090	$1.0509

Net realized and net change in unrealized trading profit	(0.0164)	(0.0165)	(0.0134)	(0.0163)	(0.0169)
Brokerage commissions	(0.0059)	(0.0060)	(0.0026)	(0.0060)	(0.0062)
Interest income	0.0002	0.0002	0.0001	0.0002	0.0002
Expenses	(0.0306)	(0.0378)	(0.0107)	(0.0278)	(0.0127)

Net asset value, end of period	$0.9550	$0.9516	$0.9734	$0.9591	$1.0153

Total Return: (b)

Total return before Performance fees	-5.18%	-5.89%	-2.67%	-4.90%	-3.39%
Performance fees	-0.07%	-0.07%	0.00%	-0.07%	0.00%
Total return after Performance fees	-5.25%	-5.96%	-2.67%	-4.97%	-3.39%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	3.14%	3.89%	1.12%	2.84%	1.26%
Performance fees	0.06%	0.06%	0.00%	0.06%	0.00%
Expenses (including Performance fees)	3.20%	3.95%	1.12%	2.90%	1.26%

Net investment income (loss)	-3.17%	-3.92%	-1.10%	-2.87%	-1.24%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Fund. The sponsor may select other parties as futures clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	82	$(84,581)	-0.22%	(72)	$8,546	0.02%	$(76,035)	-0.20%	November 2012 - May 2013
Currencies	16,060,187,356	528,328	1.40%	(10,695,989,840)	(158,014)	-0.42%	370,314	0.98%	December 2012
Energy	71	(14,906)	-0.04%	(59)	(29,219)	-0.08%	(44,125)	-0.12%	October 2012 - June 2013
Interest rates	1,481	517,607	1.37%	(155)	(14,410)	-0.04%	503,197	1.33%	December 2012 - September 2017
Metals	95	301,211	0.80%	(75)	(659,217)	-1.74%	(358,006)	-0.94%	October 2012 - January 2013
Stock indices	402	(244,829)	-0.65%	(45)	(4,910)	-0.01%	(249,739)	-0.66%	October 2012 - December 2012

Total, net		$1,002,830	2.66%		$(857,224)	-2.27%	$145,606	0.39%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	4	$(2,112)	0.00%	(148)	$3,255	0.01%	$1,143	0.01%	February 2012 - May 2012
Currencies	1,280,068,012	(27,666)	-0.05%	(3,556,868,708)	620,972	1.15%	593,306	1.10%	March 2012
Energy	37	(13,282)	-0.02%	(15)	23,697	0.04%	10,415	0.02%	January 2012 - November 2012
Interest rates	1,132	583,241	1.08%	(284)	(36,609)	-0.07%	546,632	1.01%	March 2012 - March 2014
Metals	30	43,848	0.08%	(138)	161,642	0.30%	205,490	0.38%	January 2012 - April 2012
Stock indices	41	20,867	0.04%	(203)	31,370	0.06%	52,237	0.10%	January 2012 - March 2012

Total, net		$604,896	1.13%		$804,327	1.49%	$1,409,223	2.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$469,596	$252,737	$216,859	$—
Short	(703,924)	(44,707)	(659,217)	—
	(234,328)	208,030	(442,358)	—

Forwards
Long	533,234	—	533,234	—
Short	(153,300)	—	(153,300)	—
	379,934	—	379,934	—

September 30, 2012	$145,606	$208,030	$(62,424)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$630,016	$586,169	$43,847	$—
Short	187,620	206,950	(19,330)	—
	817,636	793,119	24,517	—

Forwards
Long	(25,120)	—	(25,120)	—
Short	616,707	—	616,707	—
	591,587	—	591,587	—

December 31, 2011	$1,409,223	$793,119	$616,104	$—

The Fund’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading , net	profit (loss) from trading, net

Agriculture	$300,467	$256,800
Currencies	567,537	(732,868)
Energy	(766,638)	(748,300)
Interest rates	1,131,402	1,298,591
Metals	(534,369)	(1,441,069)
Stock indices	(2,879)	(689,412)

Total, net	$695,520	$(2,056,258)

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	profit (loss) from trading , net	profit (loss) from trading, net

Agriculture	$(418,414)	$(529,973)
Currencies	(2,082,850)	(3,219,852)
Energy	(202,381)	(1,362,648)
Interest rates	5,740,803	6,829,535
Metals	(227,489)	(404,656)
Stock indices	339,168	(1,901,181)

Total, net	$3,148,837	$(588,775)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Man, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Man is sufficient to detect if any such intervention is needed.

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.         RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $1,995 and $7,292, respectively, of which $2,192 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143	$0.9519	$0.9565	$0.9550
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315	$0.8623	$0.8390	$0.8321

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133	$0.9501	$0.9539	$0.9516
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224	$0.8520	$0.8284	$0.8209

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284	$0.9678	$0.9736	$0.9734
2012	$0.9049	$0.9239	$0.8863	$0.8844	$0.8869	$0.8571	$0.8899	$0.8669	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173	$0.9554	$0.9603	$0.9591
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376	$0.8689	$0.8457	$0.8390

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	n/a	n/a	n/a	n/a	n/a	n/a	$1.0382	$1.0115	$1.0044

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660	$1.0078	$1.0148	$1.0153
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008	$0.9360	$0.9126	$0.9070

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital decreased 30.08% from $54,066,965 to $37,804,170.  This decrease was attributable to the net loss from operations of $3,136,982, coupled with the redemption of 18,571,860 Redeemable Units resulting in an outflow of $16,223,005.  The cash outflow was offset with cash inflow of $3,176,772 due to subscriptions of 3,552,743 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents.  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2012 to September 30, 2012

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

July 1, 2012 to September 30, 2012

The Fund experienced a net trading profit of $695,520 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were primarily attributable to the interest rates, currencies and the agriculture sectors posting profits. The stock indices, metals and the energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The trading program had a strong July, capitalizing on bearish trends in the market. Overall, long exposure to bonds and interest rates drove performance as the deteriorating economic picture spurred investors to prioritize capital preservation over growth. Losses were posted to the Fund in the middle of the quarter as, Canadian bonds, U.S. Treasuries and Australian bonds weighed on returns. Losses were posted to the Fund at the end of the quarter as the trading program’s long exposure to bonds added slightly to performance but not enough to offset losses.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter with the trading program’s short Euro pairs proving profitable after the European Central Bank cut interest rates. Losses were posted to the Fund in the middle of the quarter as trading detracted from performance due to a lack of clear trends. Both long and short U.S. dollar exposures ended with modest losses, while Euro trading posted losses from general short positioning. Profits were posted to the Fund at the end of the quarter driven by short U.S. dollar pairs which generated profits as news of QE3 put downward pressure on the U.S. dollar.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as long exposure to agriculturals proved well placed as fears of a renewed food shortage crisis re-emerged after droughts hit the U.S. and lowered supply expectations. In particular, corn and soya prices reached record levels while wheat prices remained elevated. Profits continued to be posted to the Fund in the middle of the quarter only to be reversed at the end of the quarter. The trading program’s long positions struggled as the S&P Agriculture Index fell over the period.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as the trading program profited from long U.S. indices positions. Profits were posted to the Fund at the end of the quarter. The trading program’s long exposure to stocks added gains as demand for riskier assets increased. U.S. and German indices were the main benefactors.

The metals sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. The trading program’s short position proved disadvantageous as prices rose on labor unrest in the South African platinum industry, which began to spread to other commodities.  Losses were posted to the Fund at the end of the quarter as gains (from precious metals) were eroded by short holdings of base metals, which suffered as industrial commodities were lifted by improved demand expectations

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The trading program’s short exposure to energies, especially crude oil and oil derivatives detracted from performance as geopolitical tensions in the Middle East and a marginally weaker U.S. dollar contributed to the rise in oil prices. Losses were posted to the Fund in the middle of the quarter. The trading program’s short exposure to electricity hurt returns as prices rose on higher air conditioning demand due to hot summer weather in the northern hemisphere. Losses were posted to the Fund at the end of the quarter. The energy allocation lost value as the trading program’s long exposures to oil (and oil derivatives), and short exposure to natural gas resulted in small losses.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $48,403,714 and $53,110,545 respectively.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$310,394	0.64%	$638,074	$29,204
Currencies	1,176,171	2.43%	2,270,172	148,956
Energy	329,449	0.68%	594,978	223,649
Interest Rates	766,508	1.58%	1,203,980	435,025
Metals	439,241	0.91%	891,192	23,753
Stock Indices	652,565	1.35%	1,255,739	216,620

Total	$3,674,328	7.59%	$6,854,135	$1,077,207

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$195,043	0.37%	$484,125	$57,684
Currencies	1,512,039	2.85%	2,509,148	664,568
Energy	801,690	1.51%	1,350,597	455,474
Interest Rates	688,793	1.30%	974,692	323,354
Metals	297,742	0.56%	426,784	132,782
Stock Indices	232,491	0.44%	447,543	92,220

Total	$3,727,798	7.03%	$6,192,889	$1,726,082

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2012 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa, canola and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.8964
Feb-12	346,623	392,329	0.8835
Mar-12	—	—	0.9009
Apr-12	146,250	169,447	0.8631
May-12	9,800	11,394	0.8601
Jun-12	—	—	0.8615
Jul-12	—	—	0.8315
Aug-12	—	—	0.8623
Sep-12	—	—	0.8390
Oct-12	—	—	0.8321

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$92,487	103,801	$0.8909
Feb-12	67,168	76,554	0.8774
Mar-12	288,040	322,228	0.8939
Apr-12	1,438,059	1,680,564	0.8557
May-12	63,417	74,426	0.8521
Jun-12	50,000	58,637	0.8527
Jul-12	30,000	36,479	0.8224
Aug-12	—	—	0.8520
Sep-12	99,546	120,165	0.8284
Oct-12	—	—	0.8209

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9170
Feb-12	—	—	0.9049
Mar-12	—	—	0.9239
Apr-12	—	—	0.8863
May-12	—	—	0.8844
Jun-12	—	—	0.8869
Jul-12	—	—	0.8571
Aug-12	—	—	0.8899
Sep-12	—	—	0.8669
Oct-12	—	—	—

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9011
Feb-12	—	—	0.8885
Mar-12	30,000	33,102	0.9063
Apr-12	—	—	0.8686
May-12	—	—	0.8659
Jun-12	—	—	0.8675
Jul-12	—	—	0.8376
Aug-12	—	—	0.8689
Sep-12	—	—	0.8457
Oct-12	—	—	0.8390

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	219,000	219,000	1.0000
Aug-12	176,000	169,524	1.0382
Sep-12	—	—	1.0115
Oct-12	—	—	1.0044

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9589
Feb-12	80,592	85,093	0.9471
Mar-12	—	—	0.9678
Apr-12	—	—	0.9291
May-12	—	—	0.9279
Jun-12	—	—	0.9313
Jul-12	—	—	0.9008
Aug-12	—	—	0.9360
Sep-12	—	—	0.9126
Oct-12	—	—	0.9070

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)