Form 10-K
period 2012-12-31
Man AHL FuturesAccess LLC
filed 2013-03-27
CIK 1498325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-54140

MAN AHL FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	27-2365025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC
Four World Financial Center, 11TH.  Floor
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

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $31,910,647 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

MAN AHL FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

Man AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “ FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund engages in the speculative trading of futures on a wide range of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

The Royal Bank of Scotland plc acts as the primary over-the-counter (“OTC”) prime broker for the Fund but only in respect of precious metals OTC forward transactions.  These transactions are not expected to exceed 5% of the overall risk of the Fund.  The Sponsor may select other parties as OTC prime brokers.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “Futures Access Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Funds.  Each of the FuturesAccess Funds implements a different trading strategy.

Man-AHL (USA) Ltd. (“Man-AHL” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Man-AHL Diversified Program (the “Trading Program”) for the Fund.  The Trading Program is engineered to capitalize on movements in a diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012, the Net Asset Value of the Fund was $33,425,351. As of December 31, 2012, the Net Asset Value per Unit was $0.8125 for Class A, $0.7995 for Class C, $0.8201 for Class I, $0.8912 for Class DT and $1.0133 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per units for Class A was $1.0177 (October 31, 2010) and the lowest was $0.8039 (October 31, 2012).  The highest month-end Net Asset Value per Unit for Class C was $1.0235 (October 31, 2010) and the lowest was $0.7924 (October 31, 2012). The highest month-end Net Asset Value per Unit for Class I was $1.0184 (October 31, 2010) and the lowest was $0.8108 (October 31, 2012). The highest month-end Net Asset Value per

Unit for Class DT was $1.0513 (October 31, 2010) and the lowest was $0.8781 (October 31, 2012).  The highest month-end Net Asset Value per Unit for Class M was $1.0382 (July 31, 2012) and the lowest was $1.0000 (July 1, 2012).  As of December 31, 2012, no Class D Units were issued.

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2015.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) MLAI, in its discretion, may terminate the advisory agreement; (ii) if the Fund has a capitalization less than $100 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice; (iii) if as of June 30, 2013 the Fund has a capitalization less than $700 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice provided that such termination must be effective no later than September 30, 2013; (iv) the Trading Advisor may terminate the advisory agreement upon 30 days’ notice, if in the opinion of a reputable law firm reasonably acceptable to MLAI, there occurs a change in law or regulation of general application that would result in material legal, regulatory, tax or financial harm to the global business to which the Trading Advisor is part due to the Trading Advisor’s continued engagement by the Fund; and (v) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.

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

The Trading Advisor’s signals are generated 100% systematically and, as such, the Trading Program has no discretionary trading during drawdowns or other time periods.  However, the Trading Advisor may stop trading markets due to decreased liquidity, political unrest or catastrophic events.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2012.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards and metals forwards.  MLIB is the only counterparty to these currency forward contracts. The Royal Bank of Scotland plc is the only counterparty to these metal forward contracts. In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Man to trade on a speculative basis in a wide range of commodities of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

Man-AHL employs a statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world.  A stable and robust trading and implementation infrastructure is then employed to capitalize on these trading opportunities. The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships. Trading takes place around the clock and real-time price information is used to respond to price moves across a diverse range of global markets. The Trading Advisor invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange. The underlying interest for these instruments may include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

In addition to emphasizing sector and market diversification, the Trading Program has been constructed to achieve diversification by combining various systems. The systems are driven by powerful computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts. In aggregate, the systems run approximately 2,000 price samples each day spread across the 150 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the Trading Program may include algorithmic systems based on certain forms of quantitative fundamental data that can be captured efficiently, such as interest rate data.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statement of Financial Condition, as of December 31, 2012 and 2011 is as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	34	$(104,054)	-0.31%	(117)	$86,092	0.26%	$(17,962)	-0.05%	February 2013 - May 2013
Currencies *	16,168,229,437	831,350	2.49%	(12,991,844,377)	(411,960)	-1.23%	419,390	1.26%	January 2013 - March 2013
Energy	24	16,070	0.05%	(29)	(32,210)	-0.10%	(16,140)	-0.05%	January 2013 - May 2013
Interest rates	1,749	73,708	0.22%	(242)	(36,528)	-0.11%	37,180	0.11%	March 2013 - September 2017
Metals	38	(19,621)	-0.06%	(42)	(127,383)	-0.38%	(147,004)	-0.44%	January 2013 - April 2013
Stock indices	638	168,811	0.51%	(5)	(2,370)	-0.01%	166,441	0.50%	January 2013 - May 2013

Total		$966,264	2.90%		$(524,359)	-1.57%	$441,905	1.33%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	4	$(2,112)	0.00%	(148)	$3,255	0.01%	$1,143	0.01%	February 2012 - May 2012
Currencies*	1,280,068,012	(27,666)	-0.05%	(3,556,868,708)	620,972	1.15%	593,306	1.10%	March 2012
Energy	37	(13,282)	-0.02%	(15)	23,697	0.04%	10,415	0.02%	January 2012 - November 2012
Interest rates	1,132	583,241	1.08%	(284)	(36,609)	-0.07%	546,632	1.01%	March 2012 - March 2014
Metals	30	43,848	0.08%	(138)	161,642	0.30%	205,490	0.38%	January 2012 - April 2012
Stock indices	41	20,867	0.04%	(203)	31,370	0.06%	52,237	0.10%	January 2012 - March 2012

Total		$604,896	1.13%		$804,327	1.49%	$1,409,223	2.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Member’s Capital as of December 31, 2012 and 2011.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  The Trading Program is engineered to capitalize on price movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as OTC dealer and interbank currency market.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s Statement of Financial Condition.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with M&PF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of  MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the

Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2012, 2011 and the period 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$354,832	0.79%	$409,805	0.77%	$316,210	0.67%
Sponsor fees	336,431	0.75%	294,773	0.55%	11,603	0.02%
Management fees	625,607	1.39%	687,955	1.29%	205,121	0.44%
Performance fees	—	0.00%	—	0.00%	594,788	1.27%
Total	$1,316,870	2.93%	$1,392,533	2.61%	$1,127,722	2.40%

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

The Fund’s average month-end Net Asset Values during 2012, 2011 and 2010 equaled $45,149,187, $53,477,587 and $46,925,959, respectively.

During 2012, the Fund earned $1,066 in interest income, or approximately 0.0024% of the Fund’s average month-end Net Asset Values. During 2011, the Fund earned $9,703 in interest income, or approximately 0.0181% of the Fund’s average month-end Net Asset Values. During 2010, the Fund earned $1,660 in interest income, or approximately 0.0035% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2012, 2011 and 2010 were $13,000, $13,000 and $5,417, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2012, 2011 and 2010 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $5.60, $7.95 and $7.53 respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DT and Class M Units do not pay Sponsor fees. No sales commissions are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. Sales commissions are deducted from subscription amounts. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C and Class DT Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Royal Bank of Scotland; Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

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

The Fund pays an annual performance fee to Man-AHL, which is 25% with respect to Class A Class C and Class I Units, and 20% with respect to Class D, Class DT and Class M Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Man and MLAI	Management fees

All classes pay a flat-rate monthly charge of 1/6th of the Fund’s month-end assets (a 2% annual rate period) except for Class DT Units which is charged a 1% annual rate. Man-AHL has agreed to share 50% of its management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Fund. The fee sharing does not apply in respect of Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “Regulatory Changes Could Restrict the Fund’s Operations.”

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

F/X Forward Trading

The Fund may trade currencies in the F/X  Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher  transaction costs.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses

Increased Assets Under Management

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

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                                 Holders:

As of December 31, 2012, there were 238 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-12	$—	—	$0.8964
Feb-12	346,623	392,329	0.8835
Mar-12	—	—	0.9009
Apr-12	146,250	169,447	0.8631
May-12	9,800	11,394	0.8601
Jun-12	—	—	0.8615
Jul-12	—	—	0.8315
Aug-12	—	—	0.8623
Sep-12	—	—	0.8390
Oct-12	—	—	0.8321
Nov-12	—	—	0.8039
Dec-12	9,800	12,054	0.8130
Jan-13	9,800	12,062	0.8125
Feb-13	9,800	11,844	0.8274

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-12	$92,486.69	103,801.00	$0.8909
Feb-12	67,168	76,554	0.8774
Mar-12	288,040	322,228	0.8939
Apr-12	1,438,059	1,680,564	0.8557
May-12	63,417	74,426	0.8521
Jun-12	50,000	58,637	0.8527
Jul-12	30,000	36,479	0.8224
Aug-12	—	—	0.8520
Sep-12	99,546	120,165	0.8284
Oct-12	—	—	0.8209
Nov-12	78,078	98,533	0.7924
Dec-12	—	—	0.8006
Jan-13	—	—	0.7995
Feb-13	30,000	36,878	0.8135

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-12	$—	—	$0.9170
Feb-12	—	—	0.9049
Mar-12	—	—	0.9239
Apr-12	—	—	0.8863
May-12	—	—	0.8844
Jun-12	—	—	0.8869
Jul-12	—	—	0.8571
Aug-12	—	—	0.8899
Sep-12	—	—	0.8669
Oct-12	—	—	—
Nov-12	—	—	—
Dec-12	—	—	—
Jan-13	—	—	—
Feb-13	—	—	—

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-12	$—	—	$0.9011
Feb-12	—	—	0.8885
Mar-12	30,000	33,102	0.9063
Apr-12	—	—	0.8686
May-12	—	—	0.8659
Jun-12	—	—	0.8675
Jul-12	—	—	0.8376
Aug-12	—	—	0.8689
Sep-12	—	—	0.8457
Oct-12	—	—	0.8390
Nov-12	—	—	0.8108
Dec-12	—	—	0.8203
Jan-13	—	—	0.8201
Feb-13	—	—	0.8354

CLASS DT

	Subscription
	Amount	Units	NAV(1)
Jan-12	$—	—	$0.9589
Feb-12	80,592	85,093	0.9471
Mar-12	—	—	0.9678
Apr-12	—	—	0.9291
May-12	—	—	0.9279
Jun-12	—	—	0.9313
Jul-12	—	—	0.9008
Aug-12	—	—	0.9360
Sep-12	—	—	0.9126
Oct-12	—	—	0.9070
Nov-12	—	—	0.8781
Dec-12	—	—	0.8899
Jan-13	—	—	0.8912
Feb-13	—	—	0.9095

CLASS M

	Subscription
	Amount	Units	NAV(1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	219,000	219,000	1.0000
Aug-12	176,000	169,524	1.0382
Sep-12	—	—	1.0115
Oct-12	—	—	1.0044
Nov-12	—	—	—
Dec-12	290,136	286,526	1.0126
Jan-13	—	—	1.0133
Feb-13	—	—	1.0332

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class M and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the period ended December 31, 2012	For the period ended December 31, 2011

Trading profit (loss)
Realized, net	$(1,492,204)	$(2,506,019)
Change in unrealized, net	(967,318)	(976,693)
Brokerage commissions	(159,775)	(367,827)
Total trading profit (loss)	(2,619,297)	(3,850,539)

INVESTMENT INCOME:
Interest	1,066	9,703

EXPENSES:
Management fees	625,607	687,955
Performance fees	—	—
Sponsor fees	336,431	294,773
Other	354,832	409,805
Total Expenses	1,316,870	1,392,533

NET INVESTMENT INCOME (LOSS)	(1,315,804)	(1,382,830)

NET INCOME (LOSS)	$(3,935,101)	$(5,233,369)

Balance Sheet Data	December 31, 2012	December 31, 2011

Members’ Capital	$33,425,351	$54,066,965
Net Asset Value per Series A Unit	$0.8125	$0.8964
Net Asset Value per Series C Unit	$0.7995	$0.8909
Net Asset Value per Series D Unit*	$—	$0.9170
Net Asset Value per Series I Unit	$0.8201	$0.9011
Net Asset Value per Series M Unit**	$1.0133	$—
Net Asset Value per Series DT Unit	$0.8912	$0.9589

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9935	$1.0177	$0.9606	$1.0077
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143	$0.9519	$0.9565	$0.9550	$0.8970	$0.8930	$0.8964
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315	$0.8623	$0.8390	$0.8321	$0.8039	$0.8130	$0.8125

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235	$0.9652	$1.0117
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133	$0.9501	$0.9539	$0.9516	$0.8931	$0.8883	$0.8909
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224	$0.8520	$0.8284	$0.8209	$0.7924	$0.8006	$0.7995

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284	$0.9678	$0.9736	$0.9734	$0.9154	$0.9124	$0.9170
2012	$0.9049	$0.9239	$0.8863	$0.8844	$0.8869	$0.8571	$0.8899	$0.8669	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9939	$1.0184	$0.9615	$1.0090
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173	$0.9554	$0.9603	$0.9591	$0.9012	$0.8974	$0.9011
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376	$0.8689	$0.8457	$0.8390	$0.8108	$0.8203	$0.8201

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0272	$1.0236	$1.0513	$1.0035	$1.0509
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660	$1.0078	$1.0148	$1.0153	$0.9556	$0.9533	$0.9589
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008	$0.9360	$0.9126	$0.9070	$0.8781	$0.8899	$0.8912

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	$1.0382	$1.0115	$1.0044	n/a	n/a	$1.0133

MAN AHL FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions: $6,256,541

Current Capitalization:   $2,876,217

Worst Monthly Drawdown(2):  (6.07)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (21.01)%  (November 2010 — December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $0.8125

Monthly Rates of Return (4)

Month	2012	2011	2010
January	-1.44%	(3.93)%	0.00%
February	1.97	0.71	—
March	(4.20)	(3.56)	—
April	(0.35)	4.74	—
May	0.16	(4.02)	—
June	(3.48)	(3.26)	—
July	3.69	4.11	—
August	(2.70)	0.48	—
September	(0.82)	(0.16)	(0.65)
October	(3.39)	(6.07)	2.44
November	1.13	(0.45)	(5.61)
December	(0.06)	0.38	4.90
Compound Annual Rate of Return	(9.36)%	(11.05)%	0.77%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (18.75)%.

MAN AHL FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: October 1, 2010

Aggregate Subscriptions:    $17,381,675

Current Capitalization:   $6,328,895

Worst Monthly Drawdown(2):  (6.15)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (22.58)%  (November 2010 — December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $0.7995

Monthly Rates of Return (4)

Month	2012	2011	2010
January	-1.53%	(4.01)%	0.00%
February	1.88	0.63	—
March	(4.27)	(3.65)	—
April	(0.42)	4.65	—
May	0.07	(4.10)	—
June	(3.55)	(3.34)	—
July	3.61	4.03	—
August	(2.78)	0.40	—
September	(0.91)	(0.24)	—
October	(3.47)	(6.15)	2.35
November	1.03	(0.53)	(5.70)
December	(0.14)	0.30	4.82
Compound Annual Rate of Return	(10.27)%	(11.93)%	1.17%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (20.05)%.

MAN AHL FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: May 1, 2011

Aggregate Subscriptions:    $400,000

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (5.96)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (14.29)%  (May 2011 — August 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $0.000

Monthly Rates of Return (4)

Month	2012	2011
January	-1.32%	0.00%
February	2.10	—
March	(4.07)	—
April	(0.21)	—
May	0.28	(4.15)
June	(3.36)	(3.14)
July	3.82	4.24
August	(2.58)	0.61
September	—	(0.03)
October	—	(5.96)
November	—	(0.33)
December	—	0.51
Compound Annual Rate of Return	(5.46)%	(8.30)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (100)%.

MAN AHL FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions:  $2,876,153

Current Capitalization:   $251,937

Worst Monthly Drawdown(2):  (6.04)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (20.38)%  (November 2010 — December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:   $0.8201

Monthly Rates of Return (4)

Month	2012	2011	2010
January	-1.40%	(3.90)%	0.00%
February	2.00	0.75	—
March	(4.16)	(3.53)	—
April	(0.31)	4.77	—
May	0.18	(3.99)	—
June	(3.45)	(3.23)	—
July	3.73	4.15	—
August	(2.66)	0.52	—
September	(0.79)	(0.12)	(0.61)
October	(3.36)	(6.04)	2.47
November	1.17	(0.42)	(5.59)
December	(0.02)	0.41	4.94
Compound Annual Rate of Return	(8.99)%	(10.69)%	0.90%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (17.99)%.

MAN AHL FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: August 1, 2010

Aggregate Subscriptions:   $45,564,614

Current Capitalization:   $23,677,968

Worst Monthly Drawdown(2):  (5.88)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (16.47)%  (November 2010 — December 2012)

Net Asset Value per Unit for Class DT, December 31, 2012:  $0.8912

Monthly Rates of Return (4)

Month	2012	2011	2010
January	-1.23%	(3.73)%	0.00%
February	2.19	0.92	—
March	(4.00)	(3.36)	—
April	(0.13)	5.27	—
May	0.37	(4.07)	—
June	(3.27)	(3.06)	—
July	3.91	4.33	—
August	(2.49)	0.69	2.72
September	(0.62)	0.05	(0.35)
October	-3.19	(5.88)	2.71
November	1.34	(0.24)	(4.55)
December	0.15	0.59	4.72
Compound Annual Rate of Return	(7.06)%	(8.75)%	5.09%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (10.88)%.

MAN AHL FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: July 1, 2012

Aggregate Subscriptions:  $685,136

Current Capitalization:   $290,344

Worst Monthly Drawdown(2):  (2.57)% (August 2012)

Worst Peak-to-Valley Drawdown(3):  (3.26)%  (July 2012 — December 2012)

Net Asset Value per Unit for Class M, December 31, 2012:   $1.0133

Monthly Rates of Return (4)

Month	2012
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	3.82
August	(2.58)
September	(0.70)
October	—
November	—
December	0.07
Compound Annual Rate of Return	.51%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 1.33%.

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

Results of Operations

General

The Trading Advisor employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world. The Trading Program is engineered to capitalize on price movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Period ended December 31, 2012

Total Trading
Profit (Loss)
Stock Indices	$(364,460)
Metals	(1,919,126)
Agricultural Commodities	79,465
Currencies	(485,797)
Energy	(1,211,511)
Interest Rates	1,441,907
Subtotal	(2,459,522)
Brokerage Commissions	(159,775)
Total	$(2,619,297)

The Fund experienced a net trading loss of $2,459,522 before brokerage commissions and related fees for the year ended December 31, 2012. The Fund’s profits were primarily attributable to the interest rate and agriculture sectors posting profits. The stock indices, currencies, energy and metals sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Trading in bonds and short-term interest rates led returns in January. Long positions in U.S. Treasuries made up the majority of bond sector gains as prices jumped following the announcement by the U.S. Federal Reserve that interest rates would be held at near zero until at least 2014. Increased anxiety over developments in the European sovereign debt crisis further added support and also proved particularly beneficial for long positions in Euro-BOBL and Euro-BUND contracts. In the short-term interest rate space, additional gains came from long positions in Euribor and Eurodollar futures. Losses were posted to the Fund in the middle of the first quarter.  Long exposure to fixed income assets dragged on performance as investors increasingly sought riskier assets during the month of February.  In bonds, long exposure to U.S. Treasuries proved the single largest loss as prices fell following uplifting economic data releases in the U.S. In the short-term sector, long Eurodollar contracts were also detrimental as expectations of further easing in the U.S. declined. Losses were posted to the Fund at the end of the first quarter. In bonds, long holdings of U.S. Treasuries detracted the most from returns as prices fell following positive economic comments by the U.S. Federal Reserve which led to reduced expectations for further quantitative easing.  Long positions in European and U.K. government bonds also dented returns as prices came under pressure from the increased risk appetite during the month. Short-term interest rate trading was similarly impacted during March with losses spread across long positions in Eurodollar, Euribor and Short sterling contracts. Profits were posted to the Fund at the beginning of the second quarter.  Long-side exposure to bonds provided the strongest uplift as investors increased their demand in the uncertain environment.  German sovereign bonds were the main driver as general risk aversion, anxiety over Eurozone bailouts and less than encouraging economic indicator data added to demand for bonds. Long holdings of U.S. Treasuries added a small gain and long exposure to interest rate contracts, namely Euribor and Eurodollar, benefited from the European Central Bank’s decision to hold rates and an expectation that U.S. rates will remain historically low in the near term.  Profits were posted to the Fund in the middle of the second quarter. The Trading Program’s long exposure to bonds largely drove performance in May as investors increasingly flocked to ‘safe haven’ assets. In particular, positions in German bonds, U.S. Treasuries and U.K. Gilts proved well placed as the ‘flight to quality’ drove German and U.K. yields lower. Also, long positions in Euribor contracts also added returns as investors speculated that the European Central Bank would cut rates in the near-term as economic data continued to disappoint in the Eurozone region.  Losses were posted to the Fund at the end of the second quarter.  For June as a whole, long exposure to bonds and the U.S. dollar struggled as investors sold out of safe haven assets. Holdings in German bonds, Australian bonds, U.K. Gilts and U.S. Treasuries detracted the most from performance. Profits were posted to the Fund at the beginning of the third quarter.  The Trading Program had a strong July, capitalizing on bearish trends in the market. Overall, long exposure to bonds and interest rates drove performance as the deteriorating economic picture spurred investors to prioritize capital preservation over growth. Losses were posted to the Fund in the middle of the third quarter as, Canadian bonds, U.S. Treasuries and Australian bonds weighed on returns. Losses were posted to the Fund at the end of the third quarter as the Trading Program’s long exposure to bonds added slightly to performance but not enough to offset losses.  Losses were posted to the Fund at the beginning of the fourth quarter. Bond holdings had a negative month as a result of long exposure to U.S. Treasuries, UK Gilts and bonds from commodity-focused economies.  However, some gains were recovered by long exposure to French and Italian bonds. Long holdings of interest rate contracts also hurt performance in October; notable detractors were Euribor and Eurodollar. Profits were posted to the Fund in the middle of the fourth quarter as long exposure to French and Italian bonds and U.S. Treasuries generating the largest gains. The interest rates sector had a positive month, with long Eurodollar and Euribor contracts contributing the largest share of returns. Losses were posted to the Fund at the end of the fourth quarter.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions posted losses with exposure to cocoa and corn seeing some of the larger negative performances. For cocoa, prices rallied supported by unusually dry and hot weather in the Ivory Coast. Corn also pushed higher as unfavorable weather conditions in Argentina was pooled with a U.S. Department of Agriculture report which forecast lower-than-expected crop production in the 2011-2012 seasons. Profits were posted to the Fund in the middle through the end of the first quarter. Profits in March were led by short positions in coffee and long positions in the soya exposure. Coffee prices fell amid increased supplies from Brazil while soya prices rose on anticipation of a record drop in supplies, as South America (which produces half of the world’s soybeans) faced a drought. Profits were posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle through the end of the second quarter as the Trading Program’s short positions in agricultural (sugar, wheat and corn) also struggled as prices climbed on supply concerns. Profits were posted to the Fund at the beginning of the third quarter as long exposure to agricultural proved well placed as fears of a renewed food shortage crisis re-emerged after droughts hit the U.S. and lowered supply expectations. In particular, corn and soya prices reached record levels while wheat prices remained elevated. Profits continued to be posted to the Fund in the middle of the third quarter only to be reversed at the end of the quarter. The Trading Program’s long positions struggled as the S&P Agriculture Index fell over the period. Profits were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle through the end of the quarter. Within the agricultural allocation, long corn and wheat positions were responsible for the bulk of losses in December.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  Profits from long positions in U.S. stock indices were outweighed by short positions in Asian bourses. U.S. stock indices were especially driven by economic data releases that suggested the U.S. economy was in a better shape than some feared while the positive news out of China further elevated equities in Asia. Profits were posted to the Fund in the middle of the first quarter as the stock sector led returns as the increased market confidence benefited a broad long positioning. The largest gains came from U.S. stock indices such as the S&P 500 and NASDAQ 100 as prices were buoyed by an improvement in U.S. jobless claims, housing starts, consumer prices and business outlook data.  Long exposure to the DAX also profited as the index rallied from the seemingly improved prognosis for Greece as well as continued ‘unlimited’ liquidity for Eurozone banks by the European Central Bank. Long positions in the exposure to stock indices added gains via U.S. and Japanese indices which was not enough to offset losses posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning through the middle of the second quarter. Stocks experienced volatility following elections in Europe (Greece, France, Italy, Germany) and negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Losses were posted to the Fund at the end of the second quarter as the Trading Program’s short exposure to Japanese indices returned the largest losses. Stocks surged on positive European news amid mounting expectations of aggressive interventions, after Greece’s New Democracy and Pasok clinched election victory and after the Eurozone leaders agreed to help Spain and Italy survive the crisis. Losses were posted to the Fund at the beginning through the middle of the third quarter as the Trading Program profited from long U.S. indices positions. Profits were posted to the Fund at the end of the third quarter. The Trading Program’s long exposure to stocks added gains as demand for riskier assets increased. U.S. and German indices were the main benefactors. Losses were posted to the Fund at the beginning of the fourth quarter. A long exposure to stock indices was a negative contributor, with exposure to the U.S. being a driving theme as the S&P and the NASDAQ 100 fell in October.  Other notable losses were due to (mainly long) exposure to Asian indices, though long positions in the Hang Seng delivered positive returns. Losses were posted to the Fund in the middle of the fourth quarter. A long stance to U.S. indices generated losses, despite the S&P 500 and NASDAQ 100 rising respectively, as losses incurred during the first half of November were not subsequently recouped. In addition, short exposures to Asian indices also ended with modest losses. Profits were posted to the Fund at the end of the fourth quarter. A broadly long exposure to equities was the main driver of performance, particularly from Japanese and other Asian Pacific index positions, as stocks benefited from a well-received change of governing party in Japan, which was seen to be increasing the probability of new policies being adopted to stimulate Japanese growth.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Long U.S. dollar exposure offset profits elsewhere in the sector as the U.S. dollar fell on a trade-weighted basis after signs of an economic recovery in the U.S. boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Profits were posted to the Fund in the middle of the first quarter. Long positions in the Australian dollar /Japanese yen proved the leading trade as the Australian dollar rallied after interest rates were left unchanged. While the U.S. dollar ended the period flat on a trade weighted basis, some short U.S. dollar pairs still added gains as increased risk appetite meant the U.S. dollar generally lost ground to emerging market and commodity-linked currencies. Losses were posted to the Fund at the end of the first quarter. Short exposure to the U.S. dollar suffered after the U.S. dollar rallied on better-than-expected U.S. jobs and housing data. Long positions in the Australian dollar (which is highly dependent on Chinese demand for commodities) further weighed on performance as, despite the improved risk appetite, investors became concerned over a slowdown in Chinese growth and the potential economic impact on the region. Losses were posted to the Fund at the beginning through the middle of the second quarter. In May, the market backdrop drove investor demand for the perceived safe havens of U.S. dollar and Japanese yen while demand decreased for certain commodity linked and emerging market currencies. As a result, short U.S. dollar exposures weighed on returns, especially against the Turkish lira, South African rand and Polish zloty. However, short Euro positions helped partially offset losses (as the Euro fell) due to the increasingly nervous sentiment in the Eurozone.  Losses were posted to the Fund at the end of the second quarter. The Trading Program’s long positions in the U.S. dollar also proved unfavorable, particularly against emerging market currencies at months end. Profits were posted to the Fund at the beginning of the third quarter with the Trading Program’s short Euro pairs proving profitable after the European Central Bank cut interest rates. Losses were posted to the Fund in the middle of the third quarter as trading detracted from performance due to a lack of clear trends. Both long and short U.S. dollar exposures ended with modest losses, while Euro trading posted losses from general short positioning. Profits were posted to the Fund at the end of the third quarter driven by short U.S. dollar pairs which generated profits as news of QE3 put downward pressure on the U.S. dollar. Losses were posted to the Fund at the beginning of the fourth quarter. Short exposure to the U.S. dollar (against commodity-linked currencies in particular) drove the losses as it rose on a trade-weighted basis.  Profits were posted to the Fund in the middle of the fourth quarter. Short U.S. dollar positions especially against emerging market and commodity-linked currencies were the main return drivers. Additional gains came from short positions in the Japanese yen against the U.S. and Australian dollar. The Japanese yen declined on a trade-weighted basis, driven partly by the prospects of elections, expectations that the Bank of Japan may ease monetary policy aggressively and deterioration in Japan’s balance of payments. Profits were posted to the Fund at the end of the fourth quarter as short positions in the U.S. dollar (especially against emerging market currencies) and short Japanese yen trades (particularly against U.S. dollar, Australian dollar, British pound and Euro) leading returns. U.S. fiscal cliff negotiations weighed on the U.S. dollar, while the Japanese yen weakened amid expectations of aggressive easing by Shinzo Abe’s new government.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as returns were driven by exposure to energy contracts.  Long crude oil holdings were one of the largest contributors while oil derivatives also added respectable gains. Oil experienced strong price rises due to the improved risk appetite, a more positive growth outlook, and concerns over Iran’s nuclear testing combined with the announcement it would cut supply to British and French firms. Profits were posted to the Fund in the middle of the first quarter. Long crude oil holdings were one of the largest contributors while oil derivatives also added profits. Losses were posted to the Fund at the end of the first quarter due to global volatility.  Losses were posted to the Fund at the beginning through the middle of the second quarter. Losses were posted to the Fund at the end of the second quarter due to notable losses in the Trading Program’s short natural gas positions. Losses were posted to the Fund at the beginning of the third quarter. The Trading Program’s short exposure to energies, especially crude oil and oil derivatives detracted from performance as geopolitical tensions in the Middle East and a marginally weaker U.S. dollar contributed to the rise in oil prices. Losses were posted to the Fund in the middle of the third quarter. The Trading Program’s short exposure to electricity hurt returns as prices rose on higher air conditioning demand due to hot summer weather in the northern hemisphere. Losses were posted to the Fund at the end of the third quarter. The energy allocation lost value as the Trading Program’s long exposures to oil (and oil derivatives), and short exposure to natural gas resulted in small losses. Losses were posted to the Fund at the beginning of the fourth quarter. There were no standout losses; long oil derivatives generated the largest losses, offset to some extent by profits from short holdings of crude oil.  Losses were posted to the Fund in the middle of the fourth quarter. A short position in crude oil generated the bulk of losses, although the Trading Program also held long positions during the month of November, limiting overall losses from the market move. Oil prices found support from fears that Middle East conflict may disrupt oil supplies and reports of lower than expected U.S. inventories. Losses were posted to the Fund at the end of the fourth quarter sustained losses mainly from short crude oil exposures.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter in both precious and industrials. Some of the most notable losses included short positions in aluminum and platinum as both rose over 10%. For platinum, prices were supported by power shortages in South Africa while economic data out of China boosted the outlook for industrial aluminum demand. Losses were posted to the Fund in the middle of the first quarter with long exposure to gold the largest detractor.  The yellow metal had experienced strong price rises for most of the period driven by inflation concerns and nervousness surrounding Eurozone debt. Losses were posted to the Fund at the end of the first quarter. Long positions in gold suffered as downbeat expectations of ‘QE3’ and a strengthening U.S. dollar led the yellow metal down. Additional losses were attributed to long exposure to silver and copper. Losses were posted to the Fund at the beginning of the second quarter with the largest loss sustained from copper positions which were whipsawed by volatile prices. Profits were posted to the Fund in the middle of the second quarter. The Trading Program’s largely short stance to metals benefited from a moderation in demand amid a stronger U.S. dollar, reduced investor exposure, an economic slowdown in developed countries and China’s deceleration. Some of the stronger gains came from the Trading Program’s short positions in aluminum and copper which fell. Losses were posted to the Fund at the end of the second quarter as gold positions contributed notable losses. Profits were posted to the Fund at the beginning of the third quarter only to be reversed in the middle of the third quarter. The Trading Program’s short position proved disadvantageous as prices rose on labor unrest in the South African platinum industry, which began to spread to other commodities.  Losses were posted to the Fund at the end of the third quarter as gains from precious metals were eroded by short holdings of base metals, which suffered as industrial commodities were lifted by improved demand expectations. Losses were posted to the Fund at the beginning of the fourth quarter with long exposure to precious metals a prominent detractor from returns and falling prices of base metals also generated losses due to long holdings. Losses were posted to the Fund in the middle of the fourth quarter as the metals sector lost ground after a short stance in base metals held back returns. Aluminum, zinc and nickel contracts sustained the largest losses. Meanwhile, a long exposure to precious metals ended with flat to small positive returns. Losses were posted to the Fund at the end of the fourth quarter as metals detracted from performance, especially from long gold and silver exposures, as precious metals suffered a year-end sell off.

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

Period ended December 31, 2011

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

The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2012 and 2011, the Fund’s average month-end Net Asset Value was approximately $45,149,187 and $53,477,587 respectively.

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	275,408	0.61%	638,074	29,204
Currencies	918,139	2.03%	2,270,172	136,242
Energy	267,621	0.59%	594,978	77,690
Interest Rates	916,834	2.03%	1,441,532	435,025
Metals	484,259	1.07%	891,192	23,753
Stock Indices	794,807	1.76%	1,287,370	216,620

Total	3,657,068	8.09%	7,123,318	918,534

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	227,597	0.43%	484,125	57,684
Currencies	1,453,980	2.72%	2,509,148	664,568
Energy	687,628	1.29%	1,350,597	254,323
Interest Rates	554,565	1.04%	974,692	111,818
Metals	408,409	0.76%	896,186	132,782
Stock Indices	174,689	0.33%	447,543	944

Total	3,506,868	6.57%	6,662,291	1,222,119

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

The Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2012. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2012.

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

Risk Management

The management of risk is an integral part of the Man Trading System.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required funding the positions.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(445,267)	$648,059	$(1,443,483)	$(1,377,540)	$(2,933,859)	$3,077,209	$(1,026,268)	$(2,957,918)
Total Expenses	313,062	373,382	213,885	416,541	420,417	385,824	327,644.26	258,648
Net Income (Loss)	$(758,329)	$274,677	$(1,657,368)	$(1,794,081)	$(3,354,276)	$2,691,385	$(1,353,912)	$(3,216,566)

Net Income (Loss) per	$(0.0184)	$0.0054	$(0.0293)	$(0.0310)	$(0.0555)	$0.0460	$(0.0242)	$(0.0648)
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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the period which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Man on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.  Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner interests or limited liability company are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.  MLAI also receives a portion of the management fees and performance fees.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2012 MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Man did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Fund pays MLAI Sponsor fees, management fees and performance fees.

The Fund maintains, cash, collateral and margin balances with MLPF&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012 the Fund directly expensed:  (i) brokerage commissions of $159,775 to MLPF&S and $625,607 in management fees earned by Man-AHL and MLAI, (ii) Sponsor fees of $336,431 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $162,000, respectively

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 and 2011 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits Financial Statement Schedules

1.                                      Financial Statements (found in Exhibit 13.01):

Page:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012 and 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	4

Financial Data Highlights for the years ended December 31, 2012 and 2011 and for the period ended August 1, 2010 (commencement of operations) to December 31, 2010	6

Notes to Financial Statements	9

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of Man AHL FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on October 4, 2010 (“Registration Statement”).

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of Man AHL FuturesAccess LLC

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

10.01	Customer Agreement between Man AHL FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the registrant’s Registration Statement.

10.02	Advisory Agreement among Man AHL FuturesAccess LLC, Man-AHL (USA) Ltd. and Merrill Lynch Alternative Investments LLC

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Initial Registration Statement.

10.03	Amendment to Advisory Agreement among Man AHL FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Man-AHL (USA) Ltd.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed August 22, 2012.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

MAN AHL FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/ Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MAN AHL FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on From 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.