Form 10-Q
period 2013-03-31
Man AHL FuturesAccess LLC
filed 2013-05-15
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Four World Financial Center, 11th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

As of March 31, 2013 35,035,807 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $3,510,142 for 2013 and $4,091,120 for 2012)	$32,068,491	$33,587,919
Net unrealized profit on open futures contracts	558,127	278,208
Net unrealized profit on open forwards contracts	895,891	837,916
Cash	400,087	509,723
Other assets	65,073	65,058

TOTAL ASSETS	$33,987,669	$35,278,824

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$96,591	$253,575
Net unrealized loss on open forwards contracts	813,366	420,644
Brokerage commissions payable	22,059	6,819
Sponsor and Advisory fees payable	51,686	53,881
Redemptions payable	1,222,738	783,795
Other liabilities	379,120	334,759

Total liabilities	2,585,560	1,853,473

MEMBERS’ CAPITAL:
Members’ Interest 35,035,807 Units and 38,616,741 Units outstanding, unlimited Units authorized)	31,402,109	33,425,351
Total members’ capital	31,402,109	33,425,351

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$33,987,669	$35,278,824

NET ASSET VALUE PER UNIT:

Class A	$0.8380	$0.8125
Class C	$0.8226	$0.7995
Class I	$0.8467	$0.8201
Class M	$1.0490	$1.0133
Class DT	$0.9250	$0.8912

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$1,401,832	$503,951
Change in unrealized, net	102,156	(1,847,906)
Brokerage commissions	(62,030)	(34,842)

Total trading profit (loss), net	1,441,958	(1,378,797)

INVESTMENT INCOME (EXPENSE):
Interest, net	215	1,257

EXPENSES:
Management fee	107,811	183,178
Sponsor fee	50,889	99,692
Other	135,269	133,671
Total expenses	293,969	416,541

NET INVESTMENT INCOME (LOSS)	(293,754)	(415,284)

NET INCOME (LOSS)	$1,148,204	$(1,794,081)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,480,790	6,042,064
Class C	7,733,542	13,262,330
Class D	—	400,000
Class I	275,144	2,839,056
Class M	286,526	—
Class DT	25,886,089	35,283,135

Net income (loss) per weighted average Unit
Class A	$0.0255	$(0.0332)
Class C	$0.0226	$(0.0354)
Class D	—	$(0.0307)
Class I	$0.0277	$(0.0325)
Class M	$0.0357	$—
Class DT	$0.0335	$(0.0289)

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013

Class A	5,780,511	392,329	(668,399)	5,504,441	3,539,903	23,906	(278,182)	3,285,627
Class C	13,274,114	502,583	(744,384)	13,032,313	7,915,782	36,878	(773,832)	7,178,828
Class D	400,000	—	—	400,000	—	—	—	—
Class I	2,841,573	33,102	(57,028)	2,817,647	307,212	—	(48,102)	259,110
Class M*	—	—	—	—	286,526	—	—	286,526
Class DT	35,593,094	85,093	(1,481,387)	34,196,800	26,567,318	—	(2,541,602)	24,025,716

Total Members’ Units	57,889,292	1,013,107	(2,951,198)	55,951,201	38,616,741	60,784	(3,641,718)	35,035,807

*Units issued on July 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2013
Class A	$5,181,526	$346,623	$(576,895)	$(200,369)	$4,750,885	$2,876,217	$19,600	$(231,020)	$88,639	$2,753,436
Class C	11,826,542	447,695	(653,090)	(469,094)	11,152,053	6,328,895	30,000	(628,581)	174,769	5,905,083
Class D	366,807	—	—	(12,291)	354,516	—	—	—	—	—
Class I	2,560,671	30,000	(51,068)	(92,318)	2,447,285	251,937	—	(40,184)	7,629	219,382
Class M*	—	—	—	—	—	290,334	—	—	10,242	300,576
Class DT	34,131,419	80,592	(1,418,929)	(1,020,009)	31,773,073	23,677,968	—	(2,321,261)	866,925	22,223,632

Total Members’ Capital	$54,066,965	$904,910	$(2,699,982)	$(1,794,081)	$50,477,812	$33,425,351	$49,600	$(3,221,046)	$1,148,204	$31,402,109

*Units issued on July 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class M	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.8125	$0.7995	$0.8201	$1.0133	$0.8912

Net realized and net change in unrealized trading profit (loss)	0.0377	0.0370	0.0380	0.0471	0.0414
Brokerage commissions	(0.0015)	(0.0015)	(0.0016)	(0.0019)	(0.0017)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0107)	(0.0124)	(0.0098)	(0.0095)	(0.0059)
Net asset value, end of period	$0.8380	$0.8226	$0.8467	$1.0490	$0.9250

Total Return: (b)

Total return before Performance fees	3.14%	2.88%	3.24%	3.53%	3.79%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	3.14%	2.88%	3.24%	3.53%	3.79%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.29%	1.54%	1.19%	0.91%	0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.29%	1.54%	1.19%	0.91%	0.66%

Net investment income (loss)	-1.29%	-1.54%	-1.19%	-0.91%	-0.66%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.8964	$0.8909	$0.9170	$0.9011	$0.9589

Net realized and net change in unrealized trading profit (loss)	(0.0228)	(0.0226)	(0.0234)	(0.0229)	(0.0245)
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0006)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0099)	(0.0120)	(0.0067)	(0.0090)	(0.0047)

Net asset value, end of period	$0.8631	$0.8557	$0.8863	$0.8686	$0.9291

Total Return: (b)

Total return before Performance fees	-3.71%	-3.95%	-3.35%	-3.62%	-3.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.71%	-3.95%	-3.35%	-3.62%	-3.11%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.12%	1.37%	0.75%	1.02%	0.50%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.12%	1.37%	0.75%	1.02%	0.50%

Net investment income (loss)	-1.12%	-1.37%	-0.75%	-1.02%	-0.50%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Man AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Man AHL (USA) Ltd. (“Man AHL” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Man AHL Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates. The Royal Bank of Scotland Plc (“RBS”) acts as the primary over-the-counter (“OTC”) prime broker for the Fund but only in respect of precious metals OTC forward transactions.  These transactions are not expected to exceed 5% of the overall risk of the Fund.  The Sponsor may select other parties as OTC prime brokers.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for the for the three month periods ended March 31, 2013  and 2012 were $3,250 and $3,250, respectively.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	91	$(94,127)	-0.30%	(203)	$117,659	0.37%	$23,532	0.07%	April 2013 - September 2013
Currencies*	12,239,296,641	(802,398)	-2.56%	(9,711,458,280)	887,533	2.83%	85,135	0.27%	April 2013 - June 2013
Energy	137	74,034	0.24%	(42)	(95,168)	-0.30%	(21,134)	-0.06%	April 2013 - September 2014
Interest rates	1,673	504,228	1.61%	(449)	(66,650)	-0.21%	437,578	1.40%	June 2013 - March 2018
Metals	46	(264,204)	-0.84%	(123)	287,430	0.92%	23,226	0.08%	April 2013 - July 2013
Stock indices	385	(52,470)	-0.17%	(40)	48,194	0.15%	(4,276)	-0.02%	April 2013 - August 2013

Total, net		$(634,937)	-2.02%		$1,178,998	3.76%	$544,061	1.74%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	34	$(104,054)	-0.31%	(117)	$86,092	0.26%	$(17,962)	-0.05%	February 2013 - May 2013
Currencies*	16,168,229,437	831,350	2.49%	(12,991,844,377)	(411,960)	-1.23%	419,390	1.26%	January 2013 - March 2013
Energy	24	16,070	0.05%	(29)	(32,210)	-0.10%	(16,140)	-0.05%	January 2013 - May 2013
Interest rates	1,749	73,708	0.22%	(242)	(36,528)	-0.11%	37,180	0.11%	March 2013 - September 2017
Metals	38	(19,621)	-0.06%	(42)	(127,383)	-0.38%	(147,004)	-0.44%	January 2013 - April 2013
Stock indices	638	168,811	0.51%	(5)	(2,370)	-0.01%	166,441	0.50%	January 2013 - May 2013

Total, net		$966,264	2.90%		$(524,359)	-1.57%	$441,905	1.33%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3. FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of  March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$178,429	$444,379	$(265,950)	$—
Short	283,107	56,640	226,467	—
	$461,536	$501,019	$(39,483)	$—

Forwards
Long	$(813,366)	$—	$(813,366)	$—
Short	895,891	—	895,891	—
	$82,525	$—	$82,525	$—

March 31, 2013	$544,061	$501,019	$43,042	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$128,348	$147,822	$(19,474)	$—
Short	(103,715)	10,438	(114,153)	—
	$24,633	$158,260	$(133,627)	$—

Forwards
Long	$837,916	$—	$837,916	$—
Short	(420,644)	—	(420,644)	—
	$417,272	$—	$417,272	$—

December 31, 2012	$441,905	$158,260	$283,645	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivatives and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed on the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading , net

Agriculture	$110,583	$46,118
Currencies	556,067	(295,618)
Energy	(325,773)	568,035
Interest rates	(321,703)	(1,448,488)
Metals	(49,721)	(1,096,864)
Stock indices	1,534,535	882,862

Total, net	$1,503,988	$(1,343,955)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, RBS, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Man AHL, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Man AHL to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Man AHL.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund, including engaging RBS as an OTC prime broker.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements, that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2013, and 2012 amounted to  $1,647 and $2,694, respectively, of which $872 and $980 was payable to the Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statement of Operations are paid to related parties for the three month period ended March 31, 2013, of the $62,030 of brokerage commissions presented on the Statement of Operations, $62,030 was expensed to related parties; and of the $215 of net interest income presented on the Statement of Operations, $86 was earned from cash held in commodity trading accounts held with related parties. As of March 31, 2013, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $31,380,722 in cash and $512,500 net unrealized profit/loss are held with related parties. During the three months ended March 31, 2012, of the $34,842 of brokerage commissions presented on the Statement of Operations, $34,842 was expensed to related parties; and of the $1,257 of net interest income presented on the Statement of Operations, $1,257 was earned from cash held in commodity trading accounts held with related parties. At December 31 2012, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $33,706,656 in cash and $547,428 net unrealized profit/loss are held with related parties.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$0.8835	$0.9009	$0.8631
2013	$0.8274	$0.8208	$0.8380

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	$0.8774	$0.8939	$0.8557
2013	$0.8135	$0.8063	$0.8226

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$0.8885	$0.9063	$0.8686
2013	$0.8354	$0.8290	$0.8467

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2012	n/a	n/a	n/a
2013	1.0332	1.0262	1.0490

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2013	$0.9471	$0.9678	$0.9291
2013	$0.9095	$0.9041	$0.9250

Liquidity and Capital Resources

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of last calendar day of each month, upon providing eight business days notice prior to the first of every month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable redemption date.

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

For the three months ended March 31, 2013, Fund capital decreased 6.05% from $33,425,351 to $31,402,109.  This decrease was attributable to the net profit from operations of $1,148,204 coupled with the redemption of 3,641,718 Redeemable Units resulting in an outflow of $3,221,046.  The cash outflow was offset with cash inflow of $49,600 due to subscriptions of 60,784 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities. The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $1,503,988 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to the stock indices, currencies and the agriculture sectors posting profits. The metals, interest rates and the energy sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s long equity exposure across all regions, but particularly in U.S. and European indices. Losses were posted to the Fund in the middle of the quarter only to be reversed at the end of the quarter. The Trading Program’s long exposure to rising stock markets generated profits posted to the Fund at the end of the quarter.  U.S. equities added the largest contribution with main European indices and Japanese stocks also performing.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Trading Program’s short exposure to the Japanese yen which fell (on a trade-weighted basis)

following the announcement of a stimulus and deflation control package by the new government. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s short GBP positions performed well due to the UK rating downgrade.  However, this was more than offset by losses from the Trading Program’s short U.S. dollar positions as the dollar rose on a trade weighted basis. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s continuing short exposure to the U.S. dollar.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. The Trading Program’s short positions resulted in profits posted to the Fund. Standout trades included short wheat as prices fell on U.S. drought easing weather conditions. Losses were posted to the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s short gold exposure returning positive numbers. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s long exposure to base metals suffered from the pull back in growth sensitive commodities over February. Profits were posted to the Fund at the end of the quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s long fixed income exposure, as U.S. Treasuries and French bonds were the main detractors. Profits were posted to the Fund in the middle of the quarter. The Trading Program’s long exposure to both bonds and short term interest rates performed well in February reversing some of the sector’s losses from January as markets returned to a more cautious state, following the bullish nature of January.  As such safe haven bonds (U.S. Treasuries in particular) returned some of the larger gains. On the interest rate side, long positions in Eurodollar, Euribor and Short Sterling all contributed positive performance as there continued to be no immediate end in sight to the relaxed monetary policies of the major central banks. Profits were posted to the Fund at the end of the quarter. Yields on most European debt fell, benefitting the Fund, as investors sought safety in light of Eurozone issues.  A small portion of the gain was given back via Italian long dated bonds and U.S. Treasuries.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter including the Trading Program’s long positions in crude oil and its by-products. Losses were posted to the Fund at the end of the quarter. The Trading Program was positioned long in the energy market at the beginning of March and suffered as oil prices fell, but reduced this exposure in March and did not participate in some of the upward movement towards the end of the month.

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

The Fund, under the direction of Man AHL, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $32,549,961 and $52,803,935 respectively.

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$128,400	0.39%	$136,632	$119,495
Currencies	464,531	1.43%	494,314	432,314
Energy	115,316	0.35%	122,709	107,318
Interest Rates	2,387,603	7.34%	2,540,683	2,222,012
Metals	126,730	0.39%	134,856	117,941
Stock Indices	23,332	0.07%	24,827	21,713

Total	$3,245,912	9.97%	$3,454,021	$3,020,793

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$317,872	0.60%	$397,418	$273,757
Currencies	1,815,780	3.44%	2,270,172	1,563,780
Energy	475,888	0.90%	594,978	409,843
Interest Rates	505,129	0.96%	631,535	435,025
Metals	27,581	0.05%	34,483	23,753
Stock Indices	581,155	1.10%	726,587	500,500

Total	$3,723,405	7.05%	$4,655,173	$3,206,658

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man AHL for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$9,800	12,062	$0.8125
Feb-13	9,800	11,844	0.8274
Mar-13	—	—	0.8208
Apr-13	—	—	0.8380

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7995
Feb-13	30,000	36,878	0.8135
Mar-13	—	—	0.8063
Apr-13	20,000	24,313	0.8226

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.0133
Feb-13	—	—	1.0332
Mar-13	—	—	1.0262
Apr-13	10,000	9,533	1.0490

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8201
Feb-13	—	—	0.8354
Mar-13	—	—	0.8290
Apr-13	—	—	0.8467

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8912
Feb-13	—	—	0.9095
Mar-13	—	—	0.9041
Apr-13	—	—	0.9250

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DT Units and Class M Units are not subject to any sales commissions.

(b)         Not applicable.

(c)          Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02        Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)