Form 10-Q
period 2013-06-30
Man AHL FuturesAccess LLC
filed 2013-08-14
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013 33,298,422 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $1,542,753 for 2013 and $4,091,120 for 2012)	$27,024,277	$33,587,919
Net unrealized profit on open futures contracts	226,414	278,208
Net unrealized profit on open forwards contracts	1,760,724	837,916
Cash	402,102	509,723
Other assets	65,000	65,058

TOTAL ASSETS	$29,478,517	$35,278,824

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$242,959	$253,575
Net unrealized loss on open forwards contracts	1,520,098	420,644
Brokerage commissions payable	10,622	6,819
Sponsor and Advisory fees payable	43,445	53,881
Redemptions payable	158,431	783,795
Other liabilities	421,826	334,759

Total liabilities	2,397,381	1,853,473

MEMBERS’ CAPITAL:
Members’ Interest 33,298,422 Units and 38,616,741 Units outstanding, unlimited Units authorized)	27,081,136	33,425,351
Total members’ capital	27,081,136	33,425,351

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$29,478,517	$35,278,824

NET ASSET VALUE PER UNIT:

Class A	$0.7576	$0.8125
Class C	$0.7418	$0.7995
Class I	$0.7662	$0.8201
Class M	$0.9520	$1.0133
Class DT	$0.8415	$0.8912

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(2,114,374)	$(1,265,273)	$(712,542)	$(761,322)
Change in unrealized, net	(319,980)	(142,550)	(217,824)	(1,990,456)
Brokerage commissions	(79,236)	(36,859)	(141,266)	(71,701)

Total trading profit (loss), net	(2,513,590)	(1,444,682)	(1,071,632)	(2,823,479)

INVESTMENT INCOME (EXPENSE):
Interest, net	(601)	1,199	(386)	2,456

EXPENSES:
Management fee	96,227	174,689	204,038	357,867
Sponsor fee	45,500	99,419	96,389	199,111
Other	89,938	(60,223)	225,207	73,448
Total expenses	231,665	213,885	525,634	630,426

NET INVESTMENT INCOME (LOSS)	(232,266)	(212,686)	(526,020)	(627,970)

NET INCOME (LOSS)	$(2,745,856)	$(1,657,368)	$(1,597,652)	$(3,451,449)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,269,660	5,610,350	3,375,225	5,826,207
Class C	7,037,649	14,295,900	7,385,595	13,779,115
Class D	—	400,000	—	400,000
Class I	255,643	2,549,593	265,394	2,694,324
Class M	302,665	—	294,596	—
Class DT	23,293,729	33,684,452	24,589,909	34,483,794

Net income (loss) per weighted average Unit
Class A	$(0.0800)	$(0.0311)	$(0.0512)	$(0.0643)
Class C	$(0.0789)	$(0.0319)	$(0.0516)	$(0.0671)
Class D	$—	$(0.0292)	$—	$(0.0599)
Class I	$(0.0798)	$(0.0297)	$(0.0481)	$(0.0624)
Class M	$(0.0991)	$—	$(0.0670)	$—
Class DT	$(0.0806)	$(0.0279)	$(0.0411)	$(0.0568)

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013

Class A	5,780,511	573,170	(1,118,081)	5,235,600	3,539,903	23,906	(312,796)	3,251,013
Class C	13,274,114	2,316,210	(2,529,402)	13,060,922	7,915,782	61,191	(1,128,303)	6,848,670
Class D	400,000	—	—	400,000	—	—	—	—
Class I	2,841,573	33,102	(723,623)	2,151,052	307,212	—	(58,502)	248,710
Class M*	—	—	—	—	286,526	22,924	—	309,450
Class DT	35,593,094	85,093	(3,595,955)	32,082,232	26,567,318	—	(3,926,739)	22,640,579

Total Members’ Units	57,889,292	3,007,575	(7,967,061)	52,929,806	38,616,741	108,021	(5,426,340)	33,298,422

*Units issued on July 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2013
Class A	$5,181,526	$502,673	$(955,809)	$(374,775)	$4,353,615	$2,876,217	$19,600	$(259,909)	$(172,796)	$2,463,112
Class C	11,826,542	1,999,171	(2,160,375)	(924,476)	10,740,862	6,328,895	50,000	(917,627)	(380,841)	5,080,427
Class D	366,807	—	—	(23,971)	342,836	—	—	—	—	—
Class I	2,560,671	30,000	(620,786)	(168,096)	1,801,789	251,937	—	(48,606)	(12,761)	190,570
Class M*	—	—	—	—	—	290,334	24,000	—	(19,744)	294,590
Class DT	34,131,419	80,592	(3,353,387)	(1,960,131)	28,898,493	23,677,968	—	(3,614,021)	(1,011,510)	19,052,437

Total Members’ Capital	$54,066,965	$2,612,436	$(7,090,357)	$(3,451,449)	$46,137,595	$33,425,351	$93,600	$(4,840,163)	$(1,597,652)	$27,081,136

*Units issued on July 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class M	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8380	$0.8226	$0.8467	$1.0490	$0.9250

Net realized and net change in unrealized trading profit (loss)	(0.0687)	(0.0673)	(0.0694)	(0.0862)	(0.0761)
Brokerage commissions	(0.0022)	(0.0021)	(0.0022)	(0.0027)	(0.0024)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0095)	(0.0114)	(0.0089)	(0.0081)	(0.0050)
Net asset value, end of period	$0.7576	$0.7418	$0.7662	$0.9520	$0.8415

Total Return: (b)

Total return before Performance fees	-9.59%	-9.82%	-9.50%	-9.25%	-9.02%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.59%	-9.82%	-9.50%	-9.25%	-9.02%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.16%	1.40%	1.06%	0.79%	0.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.16%	1.40%	1.06%	0.79%	0.54%

Net investment income (loss)	-1.16%	-1.41%	-1.06%	-0.79%	-0.54%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class M	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8125	$0.7995	$0.8201	$1.0133	$0.8912

Net realized and net change in unrealized trading profit (loss)	(0.0310)	(0.0302)	(0.0314)	(0.0391)	(0.0347)
Brokerage commissions	(0.0037)	(0.0036)	(0.0037)	(0.0046)	(0.0041)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0202)	(0.0239)	(0.0188)	(0.0176)	(0.0109)
Net asset value, end of period	$0.7576	$0.7418	$0.7662	$0.9520	$0.8415

Total Return: (b)

Total return before Performance fees	-6.75%	-7.22%	-6.57%	-6.05%	-5.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.75%	-7.22%	-6.57%	-6.05%	-5.58%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.45%	2.95%	2.25%	1.70%	1.20%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.45%	2.95%	2.25%	1.70%	1.20%

Net investment income (loss)	-2.45%	-2.95%	-2.25%	-1.70%	-1.20%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8631	$0.8557	$0.8863	$0.8686	$0.9291

Net realized and net change in unrealized trading profit	(0.0246)	(0.0243)	(0.0253)	(0.0248)	(0.0266)
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0007)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0064)	(0.0084)	(0.0033)	(0.0056)	(0.0010)

Net asset value, end of period	$0.8315	$0.8224	$0.8571	$0.8376	$0.9008

Total Return: (b)

Total return before Performance fees	-3.66%	-3.90%	-3.29%	-3.56%	-3.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.66%	-3.90%	-3.29%	-3.56%	-3.05%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.74%	0.99%	0.36%	0.64%	0.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.74%	0.99%	0.36%	0.64%	0.12%

Net investment income (loss)	-0.74%	-0.98%	-0.36%	-0.64%	-0.11%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT
Per Unit Operating Performance:

Net asset value at beginning of period	$0.8964	$0.8909	$0.9170	$0.9011	$0.9589

Net realized and net change in unrealized trading profit	(0.0474)	(0.0469)	(0.0487)	(0.0477)	(0.0511)
Brokerage commissions	(0.0012)	(0.0012)	(0.0012)	(0.0012)	(0.0013)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0163)	(0.0204)	(0.0100)	(0.0146)	(0.0057)

Net asset value, end of period	$0.8315	$0.8224	$0.8571	$0.8376	$0.9008

Total Return: (b)

Total return before Performance fees	-7.23%	-7.70%	-6.54%	-7.05%	-6.07%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.23%	-7.70%	-6.54%	-7.05%	-6.07%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.86%	2.36%	1.11%	1.66%	0.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	0.61%

Net investment income (loss)	-1.85%	-2.35%	-1.11%	-1.66%	-0.61%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six  month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Accrued costs incurred for the six month periods ended June 30, 2013 and 2012 were $6,500 and $6,500, respectively.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	79	$(93,967)	-0.35%	(213)	$164,013	0.61%	$70,046	0.26%	July 2013 - December 2013
Currencies*	14,983,662,578	(1,520,098)	-5.61%	(23,793,767,961)	1,755,907	6.48%	235,809	0.87%	July 2013 - September 2013
Energy	28	(39,442)	-0.15%	(29)	7,747	0.03%	(31,695)	-0.12%	July 2013 - December 2013
Interest rates	465	(341,223)	-1.26%	(591)	106,905	0.39%	(234,318)	-0.87%	September 2013 - June 2018
Metals	15	(35,199)	-0.13%	(115)	248,838	0.92%	213,639	0.79%	July 2013 - October 2013
Stock indices	81	54,234	0.20%	(112)	(83,634)	-0.31%	(29,400)	-0.11%	July 2013 - October 2013

Total, net		$(1,975,695)	-7.30%		$2,199,776	8.12%	$224,081	0.82%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	34	$(104,054)	-0.31%	(117)	$86,092	0.26%	$(17,962)	-0.05%	February 2013 - May 2013
Currencies*	16,168,229,437	831,350	2.49%	(12,991,844,377)	(411,960)	-1.23%	419,390	1.26%	January 2013 - March 2013
Energy	24	16,070	0.05%	(29)	(32,210)	-0.10%	(16,140)	-0.05%	January 2013 - May 2013
Interest rates	1,749	73,708	0.22%	(242)	(36,528)	-0.11%	37,180	0.11%	March 2013 - September 2017
Metals	38	(19,621)	-0.06%	(42)	(127,383)	-0.38%	(147,004)	-0.44%	January 2013 - April 2013
Stock indices	638	168,811	0.51%	(5)	(2,370)	-0.01%	166,441	0.50%	January 2013 - May 2013

Total, net		$966,264	2.90%		$(524,359)	-1.57%	$441,905	1.33%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of  June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(455,597)	$(420,398)	$(35,199)	$—
Short	439,052	227,926	211,126	—
	$(16,545)	$(192,472)	$175,927	$—

Forwards
Long	$(1,520,098)	$—	$(1,520,098)	$—
Short	1,760,724	—	1,760,724	—
	$240,626	$—	$240,626	$—

June 30, 2013	$224,081	$(192,472)	$416,553	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$128,348	$147,822	$(19,474)	$—
Short	(103,715)	10,438	(114,153)	—
	$24,633	$158,260	$(133,627)	$—

Forwards
Long	$837,916	$—	$837,916	$—
Short	(420,644)	—	(420,644)	—
	$417,272	$—	$417,272	$—

December 31, 2012	$441,905	$158,260	$283,645	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading , net

Agriculture	$87,966	$198,549
Currencies	(13,795)	542,273
Energy	(657,677)	(983,450)
Interest rates	(2,005,378)	(2,327,082)
Metals	479,487	429,766
Stock indices	(324,957)	1,209,578

Total, net	$(2,434,354)	$(930,366)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading , net	profit (loss) from trading, net

Agriculture	$(89,784)	$(43,667)
Currencies	(1,004,788)	(1,300,406)
Energy	(549,698)	18,337
Interest rates	1,615,677	167,189
Metals	190,164	(906,700)
Stock indices	(1,569,394)	(686,531)

Total, net	$(1,407,823)	$(2,751,778)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements, that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $1,529 and $2,603, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013, and 2012 amounted to  $3,176 and $5,297, respectively, of which $769 and $980 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statement of Operations are paid to related parties for the three and six month periods ended June 30, 2013, and 2012. Of the $79,236 of brokerage commissions presented on the Statement of Operations for the three month period ended June 30, 2013, $79,236 was expensed to related parties; and of the $601 of net interest expense presented on the Statement of Operations, $922 was expensed from cash held in commodity trading accounts held with related parties. Of the $141,266 of brokerage commissions presented on the Statement of Operations for the six month period ended June 30, 2013, $141,266 was expensed to related parties; and of the $386 of net interest expense presented on the Statement of Operations, $836 was expensed from cash held in commodity trading accounts held with related parties. As of June 30, 2013, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $25,900,060 in cash and $15,658 net unrealized loss are held with related parties. Of the $36,859 of brokerage commissions presented on the Statement of Operations for the three month period ended June 30, 2012, $36,859 was expensed to related parties; and of the $1,199 of net interest income presented on the Statement of Operations, $1,199 was earned from cash held in commodity trading accounts held with related parties. Of the $71,701 of brokerage commissions presented on the Statement of Operations for the six month period ended June 30, 2012, $71,701 was expensed to related parties; and of the $2,456 of net interest income presented on the Statement of Operations, $2,456 was earned from cash held in commodity trading accounts held with related parties. At December 31 2012, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $33,159,228 in cash and $547,428 net unrealized profit are held with related parties.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.   Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315
2013	$0.8274	$0.8208	$0.8380	$0.8689	$0.8010	$0.7576

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224
2013	$0.8135	$0.8063	$0.8226	$0.8521	$0.7850	$0.7418

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376
2013	$0.8354	$0.8290	$0.8467	$0.8781	$0.8098	$0.7662

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	n/a	n/a	n/a	n/a	n/a
2013	$1.0332	$1.0262	$1.0490	$1.0890	$1.0053	$0.9520

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008
2013	$0.9095	$0.9041	$0.9250	$0.9611	$0.8879	$0.8415

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of last calendar day of each month, upon providing eight business days notice prior to the first of the month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable redemption date.

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

For the six month period ended June 30, 2013, Fund capital decreased 18.98% from $33,425,351 to $27,081,136.  This decrease was attributable to the net loss from operations of $1,597,652 coupled with the redemption of 5,426,340 Redeemable Units resulting in an outflow of $4,840,163.  The cash outflow was offset with cash inflow of $93,600 due to subscriptions of 108,021 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME) valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $2,434,354 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals and agriculture sectors posting profits. The currencies, stock indices, energy and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from the Trading Program’s short allocation to both precious and base metals. A fall in Chinese GDP growth undermined demand expectations for industrial commodities while fears that other struggling Eurozone nations would follow Cyprus’s lead and dump their gold reserves concerned gold investors. Losses were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter resulting from the Trading Program’s short positions in metals as prices of both base and precious metals fell sharply over the period.  The gold price suffered as rupee weakness resulted in a reduction in physical demand from India. For base metals, short copper was the lead performer; credit tightening in China undermined demand expectations and worries over an early wind-down of U.S. stimulus added further pressure.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter resulting from wheat and corn. Profits were posted to the Fund in the middle of the quarter resulting form the Trading Program’s long positions in soyabeans and short sugar positions. Profits were posted to the Fund at the end of the quarter.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning and end of the quarter. Losses were posted to the Fund in the middle of the quarter resulting from a short U.S. dollar versus a number of commodity-linked currency trades.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Equity markets progressed over April as investors put their faith in further injections of liquidity by the world’s central banks. Profits were also posted to the Fund in April resulting from the Trading Program’s long allocation including Japanese equities which were boosted by talk of additional monetary easing by the Bank of Japan. Profits were posted to the Fund in the middle of the quarter. Stock trading was the largest positive contributor in May as long U.S. and European holdings benefitted from the equity rally before returns were trimmed in the final week. Losses were posted to the Fund at the end of the quarter. Equity holdings detracted significantly, with Taiwanese and South African stocks being the largest single negatives and exposure to European equities also resulting in a loss.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter resulting from the Trading Program’s long position in natural gas. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long exposure to natural gas detracted, with cooler weather forecasts meaning demand from air conditioning users would not be as strong.  Oil holdings also suffered; poor manufacturing data from China, speculation over the future of QE in the U.S. and moves in the U.S. dollar resulted in increased price volatility which caused a whipsawing of positions.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The Trading Program’s long exposure to fixed income assets added a noteworthy share of returns with European bonds, U.S. Treasuries and Eurodollar contracts all delivering profits though long exposure to Japanese bonds detracted slightly Demand for “safe haven” bonds was buoyed by worsening growth prospect following disappointing economic data from the U.S. Losses were posted to the Fund in the middle of the quarter.  U.S. Treasuries were among the most notable losses as yields jumped after comments by U.S. Federal Reserve Chairman Ben Bernanke might reduce its bond buying program. Further negative performance came from UK gilts and bonds from commodity focused economies.  Long exposure to interest rate holdings also incurred a loss following a cut in Eurozone rates. Losses were posted to the Fund at the end of the quarter. U.S. Treasuries delivered negative performance in June as yields jumped following the Federal Open Market Committee meeting.  European bonds were also loss-making, coming under pressure from the general sell-off in fixed income. The Trading Program’s long holdings of short-term interest rates suffered as expectations of future rate rises increased following comments by Chairman Bernanke that the downside risks to the economy and labor market had diminished.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Fund, under the direction of Man AHL, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $31,082,197 and $51,127,630 respectively.

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$120,684	0.39%	$144,927	$59,958
Currencies	433,273	1.39%	515,746	213,372
Energy	70,482	0.23%	122,709	13,614
Interest Rates	2,009,713	6.47%	2,540,683	866,098
Metals	294,592	0.95%	593,282	117,941
Stock Indices	42,176	0.14%	78,284	21,713

Total	$2,970,920	9.57%	$3,995,631	$1,292,696

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$450,036	0.88%	$638,074	$273,757
Currencies	990,408	1.94%	2,270,172	148,956
Energy	375,048	0.73%	594,978	247,492
Interest Rates	801,840	1.57%	1,203,980	435,025
Metals	233,637	0.46%	481,891	23,753
Stock Indices	863,467	1.69%	1,255,739	500,500

Total	$3,714,436	7.27%	$6,444,834	$1,629,483

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man AHL for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$9,800	12,062	$0.8125
Feb-13	9,800	11,844	0.8274
Mar-13	—	—	0.8208
Apr-13	—	—	0.8380
May-13	—	—	0.8689
Jun-13	—	—	0.8010
Jul-13	—	—	0.7576

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7995
Feb-13	30,000	36,878	0.8135
Mar-13	—	—	0.8063
Apr-13	20,000	24,313	0.8226
May-13	—	—	0.8521
Jun-13	—	—	0.7850
Jul-13	15,000	20,221	0.7418

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.0133
Feb-13	—	—	1.0332
Mar-13	—	—	1.0262
Apr-13	10,000	9,533	1.0490
May-13	7,000	6,428	1.0890
Jun-13	7,000	6,963	1.0053
Jul-13	7,000	7,353	0.9520

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8201
Feb-13	—	—	0.8354
Mar-13	—	—	0.8290
Apr-13	—	—	0.8467
May-13	—	—	0.8781
Jun-13	—	—	0.8098
Jul-13	—	—	0.7662

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8912
Feb-13	—	—	0.9095
Mar-13	—	—	0.9041
Apr-13	—	—	0.9250
May-13	—	—	0.9611
Jun-13	—	—	0.8879
Jul-13	—	—	0.8415

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

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02        Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC

(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)