Form 10-Q
period 2013-09-30
Man AHL FuturesAccess LLC
filed 2013-11-14
CIK 1498325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-54140

MAN AHL FUTURESACCESS LLC

(Exact Name of Registrant as specified in its charter)

Delaware	27-2365025
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of September 30, 2013 29,873,142 units of limited liability company interest were outstanding.

MAN AHL FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $2,984,853 for 2013 and $4,091,120 for 2012)	$23,988,652	$33,587,919
Net unrealized profit on open futures contracts	306,038	278,208
Net unrealized profit on open forwards contracts	691,019	837,916
Cash	350,526	509,723
Other assets	65,007	65,058

TOTAL ASSETS	$25,401,242	$35,278,824

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$247,852	$253,575
Net unrealized loss on open forwards contracts	1,117,177	420,644
Brokerage commissions payable	29,224	6,819
Sponsor and Advisory fees payable	36,656	53,881
Redemptions payable	898,961	783,795
Other liabilities	438,079	334,759

Total liabilities	2,767,949	1,853,473

MEMBERS’ CAPITAL:
Members’ Interest 29,873,142 Units and 38,616,741 Units outstanding, unlimited Units authorized)	22,633,293	33,425,351
Total members’ capital	22,633,293	33,425,351

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$25,401,242	$35,278,824

NET ASSET VALUE PER UNIT:

Class A	$0.7007	$0.8125
Class C	$0.6844	$0.7995
Class I	$0.7094	$0.8201
Class M	$0.8838	$1.0133
Class DT	$0.7832	$0.8912

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(1,010,148)	$(31,319)	$(1,722,690)	$(792,641)
Change in unrealized, net	(592,053)	726,839	(809,877)	(1,263,617)
Brokerage commissions	(90,192)	(46,029)	(231,458)	(117,730)

Total trading profit (loss), net	(1,692,393)	649,491	(2,764,025)	(2,173,988)

INVESTMENT INCOME (EXPENSE):
Interest, net	(1,989)	(1,432)	(2,375)	1,024

EXPENSES:
Management fee	80,735	153,190	284,773	511,057
Sponsor fee	37,462	82,904	133,851	282,015
Other	68,222	137,288	293,429	210,736
Total expenses	186,419	373,382	712,053	1,003,808

NET INVESTMENT INCOME (LOSS)	(188,408)	(374,814)	(714,428)	(1,002,784)

NET INCOME (LOSS)	$(1,880,801)	$274,677	$(3,478,453)	$(3,176,772)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,951,755	4,776,469	3,234,068	5,476,294
Class C	6,588,660	12,375,408	7,119,950	13,311,213
Class D*	—	400,000	—	400,000
Class I	225,681	1,300,604	252,156	2,229,751
Class M**	276,871	332,016	288,688	332,016
Class DT	22,282,046	31,611,581	23,820,621	33,526,389

Net income (loss) per weighted average Unit
Class A	$(0.0570)	$0.0044	$(0.1054)	$(0.0646)
Class C	$(0.0575)	$0.0004	$(0.1067)	$(0.0691)
Class D*	$—	$0.0099	$—	$(0.0501)
Class I	$(0.0576)	$0.0251	$(0.1022)	$(0.0608)
Class M**	$(0.0695)	$(0.0143)	$(0.1350)	$(0.0143)
Class DT	$(0.0584)	$0.0069	$(0.0971)	$(0.0520)

*Units fully redeemed as of August 31, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to August 31, 2012.)

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012. Units reissued on December 1, 2012 (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2013 to September 30, 2013 and for the period July 1, 2012 to September 30, 2012.)

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013

Class A	5,780,511	573,170	(2,216,041)	4,137,640	3,539,903	23,906	(1,589,914)	1,973,895
Class C	13,274,114	2,472,854	(7,072,067)	8,674,901	7,915,782	179,374	(1,951,974)	6,143,182
Class D*	400,000	—	(400,000)	—	—	—	—	—
Class I	2,841,573	33,102	(2,546,701)	327,974	307,212	—	(127,590)	179,622
Class M**	—	388,524	(388,524)	—	286,526	30,277	(119,796)	197,007
Class DT	35,593,094	85,093	(5,948,527)	29,729,660	26,567,318	—	(5,187,882)	21,379,436

Total Members’ Units	57,889,292	3,552,743	(18,571,860)	42,870,175	38,616,741	233,557	(8,977,156)	29,873,142

*Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012. Units reissued on December 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2013
Class A	$5,181,526	$502,673	$(1,887,727)	$(353,586)	$3,442,886	$2,876,217	$19,600	$(1,171,587)	$(341,014)	$1,383,216
Class C	11,826,542	2,128,717	(5,915,145)	(919,414)	7,120,700	6,328,895	133,681	(1,498,686)	(759,632)	4,204,258
Class D*	366,807	—	(346,779)	(20,028)	—	—	—	—	—	—
Class I	2,560,671	30,000	(2,180,008)	(135,497)	275,166	251,937	—	(98,757)	(25,758)	127,422
Class M**	—	395,000	(390,239)	(4,761)	—	290,334	31,000	(108,235)	(38,984)	174,115
Class DT	34,131,419	80,592	(5,503,107)	(1,743,486)	26,965,418	23,677,968	—	(4,620,621)	(2,313,065)	16,744,282

Total Members’ Capital	$54,066,965	$3,136,982	$(16,223,005)	$(3,176,772)	$37,804,170	$33,425,351	$184,281	$(7,497,886)	$(3,478,453)	$22,633,293

*Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012. Units reissued on December 1, 2012.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class M	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.7576	$0.7418	$0.7662	$0.9520	$0.8415

Net realized and net change in unrealized trading profit (loss)	(0.0460)	(0.0450)	(0.0465)	(0.0578)	(0.0512)
Brokerage commissions	(0.0026)	(0.0026)	(0.0026)	(0.0033)	(0.0029)
Interest Income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0082)	(0.0097)	(0.0076)	(0.0070)	(0.0041)
Net asset value, end of period	$0.7007	$0.6844	$0.7094	$0.8838	$0.7832

Total Return: (b)

Total return before Performance fees	-7.51%	-7.74%	-7.42%	-7.16%	-6.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.51%	-7.74%	-7.42%	-7.16%	-6.93%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.14%	1.38%	1.04%	0.76%	0.52%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.14%	1.38%	1.04%	0.76%	0.52%

Net investment income (loss)	-1.14%	-1.39%	-1.04%	-0.77%	-0.52%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class M	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.8125	$0.7995	$0.8201	$1.0133	$0.8912

Net realized and net change in unrealized trading profit (loss)	(0.0769)	(0.0752)	(0.0779)	(0.0969)	(0.0858)
Brokerage commissions	(0.0063)	(0.0062)	(0.0064)	(0.0079)	(0.0070)
Interest Income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0285)	(0.0336)	(0.0263)	(0.0246)	(0.0151)
Net asset value, end of period	$0.7007	$0.6844	$0.7094	$0.8838	$0.7832

Total Return: (b)

Total return before Performance fees	-13.76%	-14.40%	-13.50%	-12.78%	-12.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-13.76%	-14.40%	-13.50%	-12.78%	-12.12%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	3.58%	4.33%	3.28%	2.46%	1.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.58%	4.33%	3.28%	2.46%	1.72%

Net investment income (loss)	-3.59%	-4.34%	-3.29%	-2.47%	-1.73%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class M**	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.8315	$0.8224	$0.8571	$0.8376	$1.0000	$0.9008

Net realized and net change in unrealized trading profit	0.0114	0.0113	0.0151	0.0115	0.0137	0.0123
Brokerage commissions	(0.0009)	(0.0009)	(0.0005)	(0.0009)	(0.0010)	(0.0009)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0099)	(0.0119)	(0.0048)	(0.0092)	(0.0083)	(0.0052)
Net asset value, before full redemption	0.8321	0.8209	0.8669	0.8390	1.0044	0.9070
Less distribution	—	—	0.8669	—	1.0044	—
Net asset value, end of period	$0.8321	$0.8209	$—	$0.8390	$—	$0.9070

Total Return: (b)

Total return before Performance fees	0.07%	-0.18%	1.15%	0.17%	0.44%	0.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.07%	-0.18%	1.15%	0.17%	0.44%	0.69%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.18%	1.43%	0.53%	1.08%	0.81%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.18%	1.43%	0.53%	1.08%	0.81%	0.56%

Net investment income (loss)	-1.19%	-1.44%	-0.54%	-1.09%	-0.81%	-0.56%

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

See notes to financial statements.

MAN AHL FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D*	Class I	Class M**	Class DT

Per Unit Operating Performance:

Net asset value at beginning of period	$0.8964	$0.8909	$0.9170	$0.9011	$1.0000	$0.9589

Net realized and net change in unrealized trading profit	(0.0359)	(0.0356)	(0.0336)	(0.0362)	0.0137	(0.0387)
Brokerage commissions	(0.0021)	(0.0021)	(0.0018)	(0.0021)	(0.0010)	(0.0022)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	(0.0000)	0.0000
Expenses	(0.0263)	(0.0323)	(0.0147)	(0.0238)	(0.0083)	(0.0110)
Net asset value, before full redemption	0.8321	0.8209	0.8669	0.8390	1.0044	0.9070
Less distribution	—	—	0.8669	—	1.0044	—
Net asset value, end of period	$0.8321	$0.8209	$—	$0.8390	$—	$0.9070

Total Return: (b)

Total return before Performance fees	-7.17%	-7.87%	-5.46%	-6.89%	0.44%	-5.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.17%	-7.87%	-5.46%	-6.89%	0.44%	-5.41%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	3.04%	3.79%	1.65%	2.74%	0.81%	1.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.04%	3.79%	1.65%	2.74%	0.81%	1.17%

Net investment income (loss)	-3.04%	-3.79%	-1.64%	-2.74%	-0.81%	-1.17%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Man AHL FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Man AHL (USA) Ltd. (“Man AHL” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor utilizes the Man AHL Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”). MLPF&S, MLIB and MLI are BAC affiliates. The Royal Bank of Scotland Plc (“RBS”) acts as the primary OTC prime broker for the Fund but only in respect of precious metals OTC forward transactions.  These transactions are not expected to exceed 5% of the overall risk of the Fund.  The Sponsor may select other parties as OTC prime brokers.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Accrued costs incurred for the nine month periods ended September 30, 2013 and 2012 were $9,750 and $9,750, respectively.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	77	$36,831	0.16%	(186)	$191,048	0.84%	$227,879	1.00%	October 2013 - March 2014
Currencies*	11,666,136,137	691,019	3.05%	(7,837,508,181)	(1,108,070)	-4.90%	(417,051)	-1.85%	October 2013 - December 2013
Energy	41	(87,925)	-0.39%	(48)	44,169	0.20%	(43,756)	-0.19%	October 2013 - November 2014
Interest rates	544	148,482	0.66%	(94)	(42,197)	-0.19%	106,285	0.47%	December 2013 - September 2016
Metals	25	(10,770)	-0.05%	(86)	(41,518)	-0.18%	(52,288)	-0.23%	October 2013 - January 2014
Stock indices	447	(204,951)	-0.91%	(31)	15,910	0.07%	(189,041)	-0.84%	October 2013 - February 2014

Total, net		$572,686	2.52%		$(940,658)	-4.16%	$(367,972)	-1.64%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	34	$(104,054)	-0.31%	(117)	$86,092	0.26%	$(17,962)	-0.05%	February 2013 - May 2013
Currencies*	16,168,229,437	831,350	2.49%	(12,991,844,377)	(411,960)	-1.23%	419,390	1.26%	January 2013 - March 2013
Energy	24	16,070	0.05%	(29)	(32,210)	-0.10%	(16,140)	-0.05%	January 2013 - May 2013
Interest rates	1,749	73,708	0.22%	(242)	(36,528)	-0.11%	37,180	0.11%	March 2013 - September 2017
Metals	38	(19,621)	-0.06%	(42)	(127,383)	-0.38%	(147,004)	-0.44%	January 2013 - April 2013
Stock indices	638	168,811	0.51%	(5)	(2,370)	-0.01%	166,441	0.50%	January 2013 - May 2013

Total, net		$966,264	2.90%		$(524,359)	-1.57%	$441,905	1.33%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(118,333)	$(107,948)	$(10,385)	$—
Short	176,519	216,505	(39,986)	—
	$58,186	$108,557	$(50,371)	$—

Forwards
Long	$691,019	$—	$691,019	$—
Short	(1,117,177)	—	(1,117,177)	—
	$(426,158)	$—	$(426,158)	$—

September 30, 2013	$(367,972)	$108,557	$(476,529)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$128,348	$147,822	$(19,474)	$—
Short	(103,715)	10,438	(114,153)	—
	$24,633	$158,260	$(133,627)	$—

Forwards
Long	$837,916	$—	$837,916	$—
Short	(420,644)	—	(420,644)	—
	$417,272	$—	$417,272	$—

December 31, 2012	$441,905	$158,260	$283,645	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading , net

Agriculture	$142,019	$340,569
Currencies	(1,107,438)	(567,681)
Energy	(63,291)	(1,046,741)
Interest rates	(479,602)	(2,806,683)
Metals	(334,203)	95,564
Stock indices	240,314	1,452,405

Total, net	$(1,602,201)	$(2,532,567)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading , net	profit (loss) from trading, net

Agriculture	$300,467	$256,800
Currencies	567,537	(732,868)
Energy	(766,638)	(748,300)
Interest rates	1,131,402	1,298,591
Metals	(534,369)	(1,441,069)
Stock indices	(2,879)	(689,412)

Total, net	$695,520	$(2,056,258)

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $1,521 and $1,995, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013, and 2012 amounted to $4,697 and $7,292, respectively, of which $884 and $980 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statement of Operations are paid to related parties for the three and nine month periods ended September 30, 2013, and 2012. Of the $90,192 of brokerage commissions presented on the Statement of Operations for the three month period ended September 30, 2013, $90,192 was expensed to related parties; and of the $1,989 of net interest expense presented on the Statement of Operations, $2,248 was expensed from cash held in commodity trading accounts held with related parties. Of the $231,458 of brokerage commissions presented on the Statement of Operations for the nine month period ended September 30, 2013, $231,458 was expensed to related parties; and of the $2,375 of net interest expense presented on the Statement of Operations, $3,084 was expensed from cash held in commodity trading accounts held with related parties. As of September 30, 2013, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $22,827,755 in cash and $379,350 net unrealized loss are held with related parties. Of the $46,029 of brokerage commissions presented on the Statement of Operations for the three month period ended September 30, 2012, $45,909 was expensed to related parties; and of the $1,432 of net interest expense presented on the Statement of Operations, $1,450 was expensed from cash held in commodity trading accounts held with related parties. Of the $117,730 of brokerage commissions presented on the Statement of Operations for the nine month period ended September 30, 2012, $117,610 was expensed to related parties; and of the $1,024 of net interest income presented on the Statement of Operations, $1,006 was earned from cash held in commodity trading accounts held with related parties. At December 31 2012, of the equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition, $33,159,228 in cash and $547,428 net unrealized profit are held with related parties.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last calendar day of each month and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315	$0.8623	$0.8390	$0.8321
2013	$0.8274	$0.8208	$0.8380	$0.8689	$0.8010	$0.7576	$0.7392	$0.7173	$0.7007

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224	$0.8520	$0.8284	$0.8209
2013	$0.8135	$0.8063	$0.8226	$0.8521	$0.7850	$0.7418	$0.7232	$0.7011	$0.6844

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.9049	$0.9239	$0.8863	$0.8844	$0.8869	$0.8571	$0.8899	$0.8669	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376	$0.8689	$0.8457	$0.8390
2013	$0.8354	$0.8290	$0.8467	$0.8781	$0.8098	$0.7662	$0.7479	$0.7259	$0.7094

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	n/a	n/a	n/a	n/a	n/a	n/a	$1.0382	$1.0115	$1.0044
2013	$1.0332	$1.0262	$1.0490	$1.0890	$1.0053	$0.9520	$0.9300	$0.9035	$0.8838

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008	$0.9360	$0.9126	$0.9070
2013	$0.9095	$0.9041	$0.9250	$0.9611	$0.8879	$0.8415	$0.8228	$0.8000	$0.7832

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

For the nine month period ended September 30, 2013, Fund capital decreased 32.29% from $33,425,351 to $22,633,293.  This decrease was attributable to the net loss from operations of $3,478,453 coupled with the redemption of 8,977,156 Redeemable Units resulting in an outflow of $7,497,886.  The cash outflow was offset with cash inflow of $184,281 due to subscriptions of 233,557 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading loss of $1,602,201 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and agriculture sectors posting profits. The energy, metals, interest rate and currencies sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. A positive contribution came from the Trading Program’s long exposure to equities.  Gains were concentrated in U.S. and European stocks as equity markets reacted positively to the U.S. Federal Reserve’s comments, positive Eurozone manufacturing reports and labor figures from the U.S.  Losses were posted to the Fund in the middle of the quarter. The change in risk appetite at the end of August, triggered by the conflict with Syria, was costly to performance.  The Trading Program’s long exposure to United States and European stock indices suffered heavily as equities fell out of favor. Profits were posted to the Fund at the end of the quarter as losses were mitigated slightly as confidence in the United States recovery and more positive reports from Japan resulted in a positive return from the Trading Program’s long equity holdings though this performance was reduced as stock markets reversed in the last week of September.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program’s short cocoa positions suffered as drier weather predictions in Africa threatened supply.  The Trading Program’s short positions in coffee also detracted as frost forecasts in Brazil created upward price pressure and long soya holdings fell on reduced demand and strong crop reports.  Some gains came from short exposure to corn which collapsed as ideal U.S. weather boosted crop outlook. Profits were posted to the Fund in the middle through the end of the quarter. Agricultural holdings were positive overall in the month of August. The Trading Program’s long exposure to soybeans was the standout trade as scorching Midwest temperatures threatened to damage the crop.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Rising tensions in Egypt and the pick-up in risk appetite also lifted oil prices which benefited the Trading Program’s long crude positions. Profits were posted to the Fund in the middle of the quarter as crude oil ended higher on Middle East tensions, resulting from the Trading Program’s long holdings. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long exposure to oil detracted as fears over a possible military strike on Syria receded.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program’s metals holdings suffered on the short-side.  Base metals rose as Chinese growth figures came in at around the expected level, despite comments by the country’s finance minister of a lower target.  Precious metal prices also finished higher; growing Chinese inflation and easing concern over future U.S. monetary policy lifted demand for gold and other stores of value. Losses were posted to the Fund in the middle of the quarter. Negative attribution from industrial metals was compounded by short exposure to precious metals which also detracted as both gold and silver experienced price jumps.  Losses were posted to the Fund at the end of the quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter. Rising yields hurt the Trading Program’s long exposure to U.S. treasuries which was one of the largest negatives in August.  Losses within interest rates were concentrated in the Trading Program’s long Eurodollar positions as economic data raised Eurozone interest rate expectations. Losses were posted to the Fund at the end of the quarter. Bond holdings delivered a small gain with long exposure to U.S. Treasuries being the strongest contributor.  Long exposure to German and French debt generated positive performance as higher grade fixed income attracted safe haven inflows from investors concerned over political wrangling in Italy and America.  Long holdings of Italian bonds resulted in a loss with further destabilizing of the coalition government resulting in heavy selling of the country’s debt

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Currency trading was a notable detractor as the Trading Program’s long exposure to the U.S. dollar suffered as the prospect of continuing accommodative monetary policy weighed on the U.S. dollar.  Losses were posted to the Fund in the middle through the end of the quarter. The Trading Program’s long exposure to the U.S. dollar generally was a loss-making trade; the U.S. dollar fell on a trade-weighted basis as reduced expectations of stimulus tapering and an impending government shutdown both weighed on the currency.  Negative performance was particularly concentrated in U.S. dollar pairs against emerging-market currencies.  Euro exposures also detracted slightly on both the long and short side.

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

The Fund’s risk exposure in the various market sectors traded by Man AHL is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $29,007,652 and $48,403,714 respectively.

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$162,647	0.56%	$280,602	$59,958
Currencies	628,824	2.17%	1,160,682	213,372
Energy	53,269	0.18%	122,709	13,614
Interest Rates	1,517,176	5.23%	2,540,683	475,805
Metals	334,875	1.15%	593,282	117,941
Stock Indices	111,249	0.38%	283,813	21,713

Total	$2,808,040	9.67%	$4,981,771	$902,403

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$310,394	0.64%	$638,074	$29,204
Currencies	1,176,171	2.43%	2,270,172	148,956
Energy	329,449	0.68%	594,978	223,649
Interest Rates	766,508	1.58%	1,203,980	435,025
Metals	439,241	0.91%	891,192	23,753
Stock Indices	652,565	1.35%	1,255,739	216,620

Total	$3,674,328	7.59%	$6,854,135	$1,077,207

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Man AHL FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$9,800	12,062	$0.8125
Feb-13	9,800	11,844	0.8274
Mar-13	—	—	0.8208
Apr-13	—	—	0.8380
May-13	—	—	0.8689
Jun-13	—	—	0.8010
Jul-13	—	—	0.7576
Aug-13	—	—	0.7392
Sep-13	—	—	0.7173
Oct-13	—	—	0.7007

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7995
Feb-13	30,000	36,878	0.8135
Mar-13	—	—	0.8063
Apr-13	20,000	24,313	0.8226
May-13	—	—	0.8521
Jun-13	—	—	0.7850
Jul-13	15,000	20,221	0.7418
Aug-13	—	—	0.7232
Sep-13	68,681	97,962	0.7011
Oct-13	12,775	18,666	0.6844

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.0133
Feb-13	—	—	1.0332
Mar-13	—	—	1.0262
Apr-13	10,000	9,533	1.0490
May-13	7,000	6,428	1.0890
Jun-13	7,000	6,963	1.0053
Jul-13	7,000	7,353	0.9520
Aug-13	—	—	0.9300
Sep-13	—	—	0.9035
Oct-13	—	—	0.8838

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8201
Feb-13	—	—	0.8354
Mar-13	—	—	0.8290
Apr-13	—	—	0.8467
May-13	—	—	0.8781
Jun-13	—	—	0.8098
Jul-13	—	—	0.7662
Aug-13	—	—	0.7479
Sep-13	—	—	0.7259
Oct-13	—	—	0.7094

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8912
Feb-13	—	—	0.9095
Mar-13	—	—	0.9041
Apr-13	—	—	0.9250
May-13	—	—	0.9611
Jun-13	—	—	0.8879
Jul-13	—	—	0.8415
Aug-13	—	—	0.8228
Sep-13	—	—	0.8000
Oct-13	—	—	0.7832

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN AHL FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)