Form 10-K
period 2013-12-31
Man AHL FuturesAccess LLC
filed 2014-03-25
CIK 1498325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

609-274-5838

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $16,929,803 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

MAN AHL FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Man AHL FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 1, 2010 and commenced trading activities on August 1, 2010. The Fund engages in the speculative trading of futures on a wide range of commodities. Man-AHL (USA) Ltd. (“Man-AHL” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the Man-AHL Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X prime brokers, including Merrill Lynch International *MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

The Royal Bank of Scotland plc acts as the primary over-the-counter (“OTC”) prime broker for the Fund but only in respect of precious metals OTC forward transactions.  These transactions are not expected to exceed 5% of the overall risk of the Fund.  The Sponsor may select other parties as OTC prime brokers.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor acts as the advisor and allocates capital among multiple commodity trading advisors.  Investors can allocate and reallocate capital among different FuturesAccess Funds.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies

The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Program is engineered to capitalize on movements in a diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.  See “Trading Advisor’s Trading Program,” below.

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

As of December 31, 2013, the Net Asset Value of the Fund was $18,392,856. As of December 31, 2013, the Net Asset Value per Unit was $0.7361 for Class A, $0.7195 for Class C, $0.7448 for Class I, $0.8267 for Class DT and $0.9297 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.0177 (October 31, 2010) and the lowest was $0.7007 (September 30, 2013).  The highest month-end Net Asset Value per Unit for Class C was $1.0235 (October 31, 2010) and the lowest was $0.6844 (September 30, 2013). The highest month-end Net Asset Value per Unit for Class I was $1.0184 (October 31, 2010) and the lowest was $0.7094 (September 30, 2013). The highest month-end Net Asset Value per Unit for Class DT was $1.0513 (October 31, 2010) and the lowest was $0.7832 (September 30, 2013).  The highest month-end Net Asset Value per Unit for Class M was $1.0382 (July 31, 2012) and the lowest was $0.8838 (September 30, 2013).  As of December 31, 2013, no Class D Units were issued.

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2015.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) MLAI, in its discretion, may terminate the advisory agreement; (ii) if the Fund has a capitalization less than $100 million, the Trading Advisor may terminate the advisory agreement upon 30 days’ notice; (iii) the Trading Advisor may terminate the advisory agreement upon 30 days’ notice, if in the opinion of a reputable law firm reasonably acceptable to MLAI, there occurs a change in law or regulation of general application that would result in material legal, regulatory, tax or financial harm to the global business to which the Trading Advisor is part due to the Trading Advisor’s continued engagement by the Fund; and (iv) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.

Trading Advisor’s Trading Program

The Trading Advisor employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world.  The Trading Program is engineered to capitalize on price movements in a diversified portfolio of liquid stock index, interest rate, metal, energy and agricultural futures, as well as OTC dealer and interbank currency market. The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships.  The Trading Advisor invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange.  The underlying interest for these instruments may include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2013.

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Man-AHL to trade on a speculative basis in a wide range of commodities of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

Markets

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  In aggregate, the systems run approximately 2,000 price samples each day spread across the 150 or so markets traded.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statement of Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional *	Profit (Loss)	Members’ Capital	Contracts/Notional *	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	112	$(53,747)	-0.29%	(279)	$162,366	0.88%	$108,619	0.59%	January 2014 - May 2014
Currencies - Futures	—	—	0.00%	(8)	218	0.00%	218	0.00%	March 2014
Currencies - Forwards*	7,545,667,054	(69,798)	-0.38%	(7,128,930,748)	158,903	0.86%	89,105	0.48%	January 2014 - March 2014
Energy	89	17,733	0.10%	(7)	4,746	0.03%	22,479	0.13%	January 2014 - November 2014
Interest rates	589	(105,136)	-0.57%	(179)	67,057	0.36%	(38,079)	-0.21%	March 2014 - June 2018
Metals	70	62,455	0.34%	(89)	(76,242)	-0.41%	(13,787)	-0.07%	January 2014 - April 2014
Stock indices	406	651,304	3.54%	(35)	64,155	0.35%	715,459	3.89%	January 2014 - May 2014

Total		$502,811	2.74%		$381,203	2.07%	$884,014	4.81%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	34	$(104,054)	-0.31%	(117)	$86,092	0.26%	$(17,962)	-0.05%	February 2013 - May 2013
Currencies - Futures	26	(6,566)	-0.02%	(16)	8,684	0.03%	2,118	0.01%	March 2013
Currencies - Forwards*	16,168,229,411	837,916	2.51%	(12,991,844,361)	(420,644)	-1.26%	417,272	1.25%	January 2013 - March 2013
Energy	24	16,070	0.05%	(29)	(32,210)	-0.10%	(16,140)	-0.05%	January 2013 - May 2013
Interest rates	1,749	73,708	0.22%	(242)	(36,528)	-0.11%	37,180	0.11%	March 2013 - September 2017
Metals	38	(19,621)	-0.06%	(42)	(127,383)	-0.38%	(147,004)	-0.44%	January 2013 - April 2013
Stock indices	638	168,811	0.51%	(5)	(2,370)	-0.01%	166,441	0.50%	January 2013 - May 2013

Total		$966,264	2.90%		$(524,359)	-1.57%	$441,905	1.33%

*Currencies – Forwards are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Member’s Capital as of December 31, 2013 and 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2013 the Fund employed $2,943,232 as initial margin to support futures positions and $4,436,051 as collateral supporting its forward positions, representing approximately 13.54% and 20.41%, respectively, of the Fund’s total assets as of such date.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

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

•                        held in securities brokerage accounts maintained with MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$142,136	0.52%	$354,832	0.79%	$409,805	0.77%
Sponsor fees	166,470	0.61%	336,431	0.75%	294,773	0.55%
Management fees	356,165	1.31%	625,607	1.39%	687,955	1.29%
Performance fees	—	0.00%	—	0.00%	—	0.00%
Total	$664,771	2.44%	$1,316,870	2.93%	$1,392,533	2.61%

The foregoing table does not reflect: (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2013, 2012 and 2011 equaled $27,096,732, $45,149,187 and $53,477,587, respectively.

During 2013, the interest expense for the Fund was $(5,113), or approximately 0.0189% of the Fund’s average month-end Net Asset Values. During 2012, the Fund earned $1,066 in interest income, or approximately 0.0024% of the Fund’s average month-end Net Asset Values. During 2011, the Fund earned $9,703 in interest income, or approximately 0.0181% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2013, 2012 and 2011 were $13,000, $13,000 and, $13,000, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2013, 2012 and 2011 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $13.44, $5.60 and $7.95, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units. Class D, Class DT and Class M Units do not pay Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C and Class DT Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

Man-AHL	Performance fees

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

Man-AHL and MLAI	Management fees

All classes pay a flat-rate monthly charge of 1/6th of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1% annual rate. Man-AHL has agreed to share 50% of the management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “Regulatory Changes Could Restrict the Fund’s Operations.”

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of

EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”) and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future Downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value effective as of the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Subscription/Redemption Notice Date, “which is eight business days prior to the first of every month. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                                 Holders:

As of December 31, 2013, there were 128 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$9,800	12,062	$0.8125
Feb-13	9,800	11,844	0.8274
Mar-13	—	—	0.8208
Apr-13	—	—	0.8380
May-13	—	—	0.8689
Jun-13	—	—	0.8010
Jul-13	—	—	0.7576
Aug-13	—	—	0.7392
Sep-13	—	—	0.7173
Oct-13	—	—	0.7007
Nov-13	—	—	0.7338
Dec-13	—	—	0.7400
Jan-14	—	—	0.7361
Feb-14	—	—	0.7159

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.7995
Feb-13	30,000	36,878	0.8135
Mar-13	—	—	0.8063
Apr-13	20,000	24,313	0.8226
May-13	—	—	0.8521
Jun-13	—	—	0.7850
Jul-13	15,000	20,221	0.7418
Aug-13	—	—	0.7232
Sep-13	68,681	97,962	0.7011
Oct-13	12,775	18,666	0.6844
Nov-13	—	—	0.7160
Dec-13	—	—	0.7215
Jan-14	—	—	0.7195
Feb-14	—	—	0.6968

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.0133
Feb-13	—	—	1.0332
Mar-13	—	—	1.0262
Apr-13	10,000	9,533	1.0490
May-13	7,000	6,428	1.0890
Jun-13	7,000	6,963	1.0053
Jul-13	7,000	7,353	0.9520
Aug-13	—	—	0.9300
Sep-13	—	—	0.9035
Oct-13	—	—	0.8838
Nov-13	—	—	0.9266
Dec-13	—	—	0.9356
Jan-14	—	—	0.9297
Feb-14	—	—	0.9074

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8201
Feb-13	—	—	0.8354
Mar-13	—	—	0.8290
Apr-13	—	—	0.8467
May-13	—	—	0.8781
Jun-13	—	—	0.8098
Jul-13	—	—	0.7662
Aug-13	—	—	0.7479
Sep-13	—	—	0.7259
Oct-13	—	—	0.7094
Nov-13	—	—	0.7431
Dec-13	—	—	0.7496
Jan-14	—	—	0.7448
Feb-14	—	—	0.7256

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$0.8912
Feb-13	—	—	0.9095
Mar-13	—	—	0.9041
Apr-13	—	—	0.9250
May-13	—	—	0.9611
Jun-13	—	—	0.8879
Jul-13	—	—	0.8415
Aug-13	—	—	0.8228
Sep-13	—	—	0.8000
Oct-13	—	—	0.7832
Nov-13	—	—	0.8218
Dec-13	—	—	0.8305
Jan-14	—	—	0.8267
Feb-14	—	—	0.8068

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Trading profit (loss)
Realized, net	$(1,711,375)	$(1,492,204)	$(2,506,019)
Change in unrealized, net	442,109	(967,318)	(976,693)
Brokerage commissions	(353,298)	(159,775)	(367,827)
Total trading profit (loss)	(1,622,564)	(2,619,297)	(3,850,539)

INVESTMENT INCOME:
Interest	(5,113)	1,066	9,703

EXPENSES:
Management fees	356,165	625,607	687,955
Performance fees	—	—	—
Sponsor fees	166,470	336,431	294,773
Other	142,136	354,832	409,805
Total Expenses	664,771	1,316,870	1,392,533

NET INVESTMENT INCOME (LOSS)	(669,884)	(1,315,804)	(1,382,830)

NET INCOME (LOSS)	$(2,292,448)	$(3,935,101)	$(5,233,369)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011

Members’ Capital	$18,392,856	$33,425,351	$54,066,965
Net Asset Value per Series A Unit	$0.7361	$0.8125	$0.8964
Net Asset Value per Series C Unit	$0.7195	$0.7995	$0.8909
Net Asset Value per Series D Unit*	$—	$—	$0.9170
Net Asset Value per Series I Unit	$0.7448	$0.8201	$0.9011
Net Asset Value per Series M Unit**	$0.9297	$1.0133	$—
Net Asset Value per Series DT Unit	$0.8267	$0.8912	$0.9589

*Units issued on May 1, 2011. Units fully redeemed as of August 31, 2012.

**Units issued on July 1, 2012. Units fully redeemed as of September 30, 2012. Units reissued on December 1, 2012.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9935	$1.0177	$0.9606	$1.0077
2011	$0.9681	$0.9750	$0.9402	$0.9848	$0.9451	$0.9143	$0.9519	$0.9565	$0.9550	$0.8970	$0.8930	$0.8964
2012	$0.8835	$0.9009	$0.8631	$0.8601	$0.8615	$0.8315	$0.8623	$0.8390	$0.8321	$0.8039	$0.8130	$0.8125
2013	$0.8274	$0.8208	$0.8380	$0.8689	$0.8010	$0.7576	$0.7392	$0.7173	$0.7007	$0.7338	$0.7400	$0.7361

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235	$0.9652	$1.0117
2011	$0.9711	$0.9772	$0.9416	$0.9854	$0.9449	$0.9133	$0.9501	$0.9539	$0.9516	$0.8931	$0.8883	$0.8909
2012	$0.8774	$0.8939	$0.8557	$0.8521	$0.8527	$0.8224	$0.8520	$0.8284	$0.8209	$0.7924	$0.8006	$0.7995
2013	$0.8135	$0.8063	$0.8226	$0.8521	$0.7850	$0.7418	$0.7232	$0.7011	$0.6844	$0.7160	$0.7215	$0.7195

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	$0.9585	$0.9284	$0.9678	$0.9736	$0.9734	$0.9154	$0.9124	$0.9170
2012	$0.9049	$0.9239	$0.8863	$0.8844	$0.8869	$0.8571	$0.8899	$0.8669	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9939	$1.0184	$0.9615	$1.0090
2011	$0.9697	$0.9769	$0.9424	$0.9874	$0.9480	$0.9173	$0.9554	$0.9603	$0.9591	$0.9012	$0.8974	$0.9011
2012	$0.8885	$0.9063	$0.8686	$0.8659	$0.8675	$0.8376	$0.8689	$0.8457	$0.8390	$0.8108	$0.8203	$0.8201
2013	$0.8354	$0.8290	$0.8467	$0.8781	$0.8098	$0.7662	$0.7479	$0.7259	$0.7094	$0.7431	$0.7496	$0.7448

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0272	$1.0236	$1.0513	$1.0035	$1.0509
2011	$1.0117	$1.0211	$0.9867	$1.0388	$0.9964	$0.9660	$1.0078	$1.0148	$1.0153	$0.9556	$0.9533	$0.9589
2012	$0.9471	$0.9678	$0.9291	$0.9279	$0.9313	$0.9008	$0.9360	$0.9126	$0.9070	$0.8781	$0.8899	$0.8912
2013	$0.9095	$0.9041	$0.9250	$0.9611	$0.8879	$0.8415	$0.8228	$0.8000	$0.7832	$0.8218	$0.8305	$0.8267

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	$1.0382	$1.0115	$1.0044	n/a	n/a	$1.0133
2013	$1.0332	$1.0262	$1.0490	$1.0890	$1.0053	$0.9520	$0.9300	$0.9035	$0.8838	$0.9266	$0.9356	$0.9297

MAN AHL FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions: $6,276,141

Current Capitalization:   $1,184,330

Worst Monthly Drawdown(2):  (7.81)% (May 2013)

Worst Peak-to-Valley Drawdown(3):  (31.15)%  (November 2010 — December 2013)

Net Asset Value per Unit for Class A, December 31, 2013:   $0.7361

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	1.83%	-1.44%	(3.93)%	0.00%
February	(0.80)	1.97	0.71	—
March	2.10	(4.20)	(3.56)	—
April	3.69	(0.35)	4.74	—
May	(7.81)	0.16	(4.02)	—
June	(5.42)	(3.48)	(3.26)	—
July	(2.43)	3.69	4.11	—
August	(2.96)	(2.70)	0.48	—
September	(2.31)	(0.82)	(0.16)	(0.65)
October	4.72	(3.39)	(6.07)	2.44
November	0.84	1.13	(0.45)	(5.61)
December	(0.76)	(0.06)	0.38	4.90
Compound Annual Rate of Return	(9.62)%	(9.36)%	(11.05)%	0.77%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (26.39)%.

MAN AHL FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: October 1, 2010

Aggregate Subscriptions:    $17,528,131

Current Capitalization:   $2,658,536

Worst Monthly Drawdown(2):  (7.87)% (May 2013)

Worst Peak-to-Valley Drawdown(3):  (33.13)%  (November 2010 — December 2013)

Net Asset Value per Unit for Class C, December 31, 2013:   $0.7195

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	1.75%	-1.53%	(4.01)%	0.00%
February	(0.89)	1.88	0.63	—
March	2.02	(4.27)	(3.65)	—
April	3.59	(0.42)	4.65	—
May	(7.87)	0.07	(4.10)	—
June	(5.50)	(3.55)	(3.34)	—
July	(2.51)	3.61	4.03	—
August	(3.06)	(2.78)	0.40	—
September	(2.38)	(0.91)	(0.24)	—
October	4.62	(3.47)	(6.15)	2.35
November	0.77	1.03	(0.53)	(5.70)
December	(0.84)	(0.14)	0.30	4.82
Compound Annual Rate of Return	(10.52)%	(10.27)%	(11.93)%	1.17%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (28.05)%.

MAN AHL FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: May 1, 2011

Aggregate Subscriptions:    $400,000

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (5.96)% (October 2011)

Worst Peak-to-Valley Drawdown(3):  (14.29)%  (May 2011 — August 2012)

Net Asset Value per Unit for Class D, December 31, 2013:   $0.000

Monthly Rates of Return (4)

Month	2012	2011
January	-1.32%	0.00%
February	2.10	—
March	(4.07)	—
April	(0.21)	—
May	0.28	(4.15)
June	(3.36)	(3.14)
July	3.82	4.24
August	(2.58)	0.61
September	—	(0.03)
October	—	(5.96)
November	—	(0.33)
December	—	0.51
Compound Annual Rate of Return	(5.46)%	(8.30)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (13.31)%.

MAN AHL FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2010

Aggregate Subscriptions:  $2,876,153

Current Capitalization:   $95,928

Worst Monthly Drawdown(2):  (7.78)% (May 2013)

Worst Peak-to-Valley Drawdown(3):  (30.34)%  (November 2010 — December 2013)

Net Asset Value per Unit for Class I, December 31, 2013:   $0.7448

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	1.87%	-1.40%	(3.90)%	0.00%
February	(0.77)	2.00	0.75	—
March	2.14	(4.16)	(3.53)	—
April	3.71	(0.31)	4.77	—
May	(7.78)	0.18	(3.99)	—
June	(5.38)	(3.45)	(3.23)	—
July	(2.39)	3.73	4.15	—
August	(2.94)	(2.66)	0.52	—
September	(2.27)	(0.79)	(0.12)	(0.61)
October	4.75	(3.36)	(6.04)	2.47
November	0.87	1.17	(0.42)	(5.59)
December	(0.72)	(0.02)	0.41	4.94
Compound Annual Rate of Return	(9.25)%	(8.99)%	(10.69)%	0.90%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (25.52)%.

MAN AHL FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2010

Aggregate Subscriptions:   $45,564,614

Current Capitalization:   $14,270,907

Worst Monthly Drawdown(2):  (7.62)% (May 2013)

Worst Peak-to-Valley Drawdown(3):  (25.50)%  (November 2010 — December 2013)

Net Asset Value per Unit for Class DT, December 31, 2013:  $0.8267

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	2.05%	-1.23%	(3.73)%	0.00%
February	(0.59)	2.19	0.92	—
March	2.31	(4.00)	(3.36)	—
April	3.90	(0.13)	5.27	—
May	(7.62)	0.37	(4.07)	—
June	(5.23)	(3.27)	(3.06)	—
July	(2.22)	3.91	4.33	—
August	(2.77)	(2.49)	0.69	2.72
September	(2.10)	(0.62)	0.05	(0.35)
October	4.93	-3.19	(5.88)	2.71
November	1.06	1.34	(0.24)	(4.55)
December	(0.55)	0.15	0.59	4.72
Compound Annual Rate of Return	(7.33)%	(7.06)%	(8.75)%	5.09%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (17.33)%.

MAN AHL FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2012

Aggregate Subscriptions:  $716,136

Current Capitalization:   $183,155

Worst Monthly Drawdown(2):  (7.69)% (May 2013)

Worst Peak-to-Valley Drawdown(3):  (18.84)%  (May 2013 — December 2013)

Net Asset Value per Unit for Class M, December 31, 2013:   $0.9297

Monthly Rates of Return (4)

Month	2013	2012
January	1.96%	0.00%
February	(0.68)	—
March	2.22	—
April	3.81	—
May	(7.69)	—
June	(5.30)	—
July	(2.31)	3.82
August	(2.85)	(2.58)
September	(2.18)	(0.70)
October	4.84	—
November	0.97	—
December	(0.63)	0.07
Compound Annual Rate of Return	(8.25)%	.51%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (7.78)%.

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

Results of Operations

General

The Trading Advisor employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world. The Trading Program is engineered to capitalize on price movements in a diversified portfolio of liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2013

Total Trading
Profit (Loss)
Stock Indices	$2,717,404
Metals	112,125
Agricultural Commodities	469,964
Currencies	(609,435)
Energy	(1,295,914)
Interest Rates	(2,663,410)
Subtotal	(1,269,266)
Brokerage Commissions	(353,298)
Total	$(1,622,564)

The Fund experienced a net trading loss of $1,269,266 before brokerage commissions and related fees for the year ended December 31, 2013. The Fund’s profits were primarily attributable to the stock indices, agriculture and metals sectors posting profits. The currencies, energy and interest rate sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long equity exposure across all regions, but particularly in U.S. and European indices. Losses were posted to the Fund in the middle of the first quarter only to be reversed at the end of the first quarter. The Trading Program’s long exposure to rising stock markets generated profits posted to the Fund at the end of the quarter.  U.S. equities added the largest contribution with main European indices and Japanese stocks also performing.  Profits were posted to the Fund at the beginning of the second quarter. Equity markets progressed over April as investors put their faith in further injections of liquidity by the world’s central banks. Profits were also posted to the Fund in the middle of second quarter resulting from the Trading Program’s long allocation, including Japanese equities which were boosted by talk of additional monetary easing by the Bank of Japan. Profits were posted to the Fund in the middle of the quarter. Stock trading was the largest positive contributor in May as long U.S. and European holdings benefitted from the equity rally before returns were trimmed in the final week of May. Losses were posted to the Fund at the end of the second quarter. Equity holdings detracted significantly, with Taiwanese and South African stocks being the largest negatives and exposure to European equities also resulting in a loss. Profits were posted to the Fund at the beginning of the third quarter. A positive contribution came from the Trading Program’s long exposure to equities.  Gains were concentrated in U.S. and European stocks as equity markets reacted positively to the U.S. Federal Reserve’s comments, positive Eurozone manufacturing reports and labor figures from the U.S.  Losses were posted to the Fund in the middle of the third quarter. The change in risk appetite at the end of August, triggered by the conflict with Syria, was costly to performance.  The Trading Program’s long exposure to United States and European stock indices suffered heavily as equities fell out of favor. Profits were posted to the Fund at the end of the third quarter as losses were mitigated slightly as confidence in the United States recovery and more positive reports from Japan resulted in a positive return from the Trading Program’s long equity holdings though this performance was reduced as stock markets reversed in the last week of September. Profits were posted to the Fund at the beginning of the fourth quarter. Equity markets in both Europe and the U.S. rebounded towards the end of October.  Profits were posted to the Fund in the middle of the fourth quarter.  Improved housing and jobs data from the U.S. boosted risk appetite in November.  Japanese markets moved higher on improved PMI data and rising inflation, which moved the economy away from deflationary territory.  As a result, the Trading Program performed positively in long S&P 500 and other index futures positions as well as shorts in VIX futures as volatility declined. Profits were posted to the Fund at the end of the fourth quarter. As 2013 drew to a close, markets appeared to trade nervously towards the last Federal Open Market Committee meeting of the year believing it could signal the start of QE tapering.  In the run up to the meeting, equities sold off on weaker news in Europe, and the S&P 500 retreated from recent new highs to trade lower by the middle of December.  The U.S. Federal Reserve surprised on the upside by providing a sensitive reduction in current asset purchases; the S&P 500 bounced back from early December. European stocks had suffered a more severe early month correction; the DAX typified this by falling the first two weeks of December, only to see a similar bounce back reaction following the U.S. Federal Reserve meeting’s announcement.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions in wheat resulted in profits posted to the Fund in the middle of the first quarter as prices fell on U.S. drought easing weather conditions. Losses were posted to the Fund at the beginning of the second quarter resulting from wheat and corn. Profits were posted to the Fund in the middle of the second quarter resulting from the Trading Program’s long positions in soyabeans and short sugar positions. Profits were posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. The Trading Program’s short cocoa positions suffered as drier weather predictions in Africa threatened supply.  The Trading Program’s short positions in coffee also detracted as frost forecasts in Brazil created upward price pressure and long soya holdings fell on reduced demand and strong crop reports.  Some gains came from short exposure to corn as ideal U.S. weather boosted crop outlook. Profits were posted to the Fund in the middle through the end of the third quarter. Agricultural holdings were positive overall in August. The Trading Program’s long exposure to soybeans was the standout trade as scorching Midwest temperatures threatened to damage the crop. Profits were posted to the Fund at the beginning through the middle of the fourth quarter. Long soyabean holdings performed positively on U.S. export demand in November and continued weakness in corn prices also proved favorable as U.S. news signaled strong crop yields.  Profits were posted to the Fund at the end of the fourth quarter as the Trading Program benefitted from short positioning as canola and wheat sold off strongly through the month of December.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short gold exposure returning positive numbers. Losses were posted to the Fund in the middle of the first quarter. The Trading Program’s long exposure to base metals suffered from the pull back in growth sensitive commodities over February. Profits were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter resulting from the Trading Program’s short allocation to both precious and base metals. A fall in Chinese GDP growth undermined demand expectations for industrial commodities while fears that other struggling Eurozone nations would follow Cyprus’s lead and dump their gold reserves concerned gold investors. Losses were posted to the Fund in the middle of the second quarter. Profits were posted to the Fund at the end of the second quarter resulting from the Trading Program’s short positions in metals as prices of both base and precious metals fell sharply over the period.  The gold price suffered as rupee weakness resulted in a reduction in physical demand from India. For base metals, short copper was the lead performer.  Losses were posted to the Fund at the beginning of the third quarter. The Trading Program’s metals holdings suffered on the short side.  Precious metal prices also finished higher; growing Chinese inflation and easing concern over future U.S. monetary policy lifted demand for gold and other stores of value. Losses were posted to the Fund in the middle of the third quarter. Negative attribution from industrial metals was compounded by short exposure to precious metals which also detracted as both gold and silver experienced price jumps.  Losses were posted to the Fund at the end of the third quarter.  Losses were posted to the Fund at the beginning of the fourth quarter as the metal allocation detracted from performance as short industrial holdings suffered from the pick-up in risk appetite. Profits were posted to the Fund in the middle of the fourth quarter due to falls in prices for gold and aluminum throughout November. Losses were posted to the Fund at the end of the fourth quarter as small rallies, assisted by general economic optimism, went against the trend in base metals and disrupted the Trading Program’s short holdings.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Trading Program’s short exposure to the Japanese yen which fell (on a trade-weighted basis) following the announcement of a stimulus and deflation control package by the new government. Losses were posted to the Fund in the middle of the first quarter. The Trading Program’s short British pound positions performed well due to the UK rating downgrade.  However, this was more than offset by losses from the Trading Program’s short U.S. dollar positions as the dollar rose on a trade weighted basis. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s continuing short exposure to the U.S. dollar. Profits were posted to the Fund at the beginning and end of the second quarter. Losses were posted to the Fund in the middle of the second quarter resulting from a short U.S. dollar versus a number of commodity-linked currency trades. Losses were posted to the Fund at the beginning of the third quarter. Currency trading was a detractor as the Trading Program’s long exposure to the U.S. dollar suffered as the prospect of continuing accommodative monetary policy weighed on the U.S. dollar.  Losses were posted to the Fund in the middle through the end of the third quarter. The Trading Program’s long exposure to the U.S. dollar generally was a loss-making trade; the U.S. dollar fell on a trade-weighted basis as reduced expectations of stimulus tapering and an impending government shutdown both weighed on the currency.  Negative performance was particularly concentrated in U.S. dollar pairs against emerging-market currencies.  Euro exposures also detracted on both the long and short side. Losses were posted to the Fund at the beginning of the fourth quarter as the U.S. dollar came under pressure and fell against the euro.  Losses were posted to the Fund in the middle of the fourth quarter with the U.S. dollar generally reversing its downward path of recent months. At the beginning of November the Reserve Bank of Australia indicated its concern at what it saw as an overvalued Australian dollar.  Market reaction saw the Australian dollar fall further throughout November, erasing gains made in October. Profits were posted to the Fund at the end of the fourth quarter as the euro appreciated against the Japanese yen.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Losses were posted to the Fund in the middle of the first quarter including the Trading Program’s long positions in crude oil and its by-products. Losses were posted to the Fund at the end of the first quarter. The Trading Program was positioned long in the energy market at the beginning of March and suffered as oil prices fell, but reduced this exposure in March and did not participate in some of the upward movement towards the end of the month. Losses were posted to the Fund at the beginning through the middle of the second quarter resulting from the Trading Program’s long position in natural gas. Losses were posted to the Fund at the end of the second quarter. The Trading Program’s long exposure to natural gas detracted, with cooler weather forecasts meaning demand from air conditioning users would not be as strong.  Oil holdings also suffered; poor manufacturing data from China, speculation over the future of QE in the U.S. and moves in the U.S. dollar resulted in increased price volatility which caused a whipsawing of positions. Profits were posted to the Fund at the beginning of the third quarter. Rising tensions in Egypt and the pick-up in risk appetite also lifted oil prices which benefited the Trading Program’s long crude positions. Profits were posted to the Fund in the middle of the third quarter as crude oil ended higher on Middle East tensions, resulting from the Trading Program’s long holdings. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s long exposure to oil detracted as fears over a possible military strike on Syria receded. Losses were posted to the Fund at the beginning of the fourth quarter as volatility in energy markets caused difficulties for directional trading. Losses were posted to the Fund in the middle through the end of the fourth quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long fixed income exposure, as U.S. Treasuries and French bonds were the main detractors. Profits were posted to the Fund in the middle of the first quarter. The Trading Program’s long exposure to both bonds and short term interest rates performed well in February reversing some of the sector’s losses from January as markets returned to a more cautious state, following the bullish nature of January.  As such safe haven bonds (U.S. Treasuries in particular) returned some of the larger gains. On the interest rate side, long positions in Eurodollar, Euribor and Short Sterling all contributed positive performance as there seemed to be no immediate end to the relaxed monetary policies of the major central banks. Profits were posted to the Fund at the end of the first quarter. Yields on most European debt fell, benefitting the Fund, as investors sought safety in light of Eurozone issues.  A small portion of the gain was given back via Italian long dated bonds and U.S. Treasuries.  Profits were posted to the Fund at the beginning of the second quarter.  The Trading Program’s long exposure to fixed income assets added a share of returns with European bonds, U.S. Treasuries and Eurodollar contracts all delivering profits though long exposure to Japanese bonds detracted slightly.  Demand for “safe haven” bonds was buoyed by worsening growth prospect following disappointing economic data from the U.S. Losses were posted to the Fund in the middle of the second quarter.  U.S. Treasuries were among the most notable losses as yields jumped after comments by U.S. Federal Reserve Chairman Ben Bernanke that it might reduce the bond buying program. Further negative performance came from UK gilts and bonds from commodity focused economies.  Long exposure to interest rate holdings also incurred a loss following a cut in Eurozone rates. Losses were posted to the Fund at the end of the second quarter. U.S. Treasuries delivered negative performance in June as yields jumped following the Federal Open Market Committee meeting.  European bonds were also loss-making, coming under pressure from the general sell-off in fixed income. The Trading Program’s long holdings of short-term interest rates suffered as expectations of future rate rises increased following comments by Chairman Bernanke that the downside risks to the economy and labor market had diminished. Losses were posted to the Fund at the beginning through the middle of the third quarter. Rising yields hurt the Trading Program’s long exposure to U.S. Treasuries which was one of the largest negatives in August.  Losses within interest rates were concentrated in the Trading Program’s long Eurodollar positions as economic data raised Eurozone interest rate expectations. Losses were posted to the Fund at the end of the third quarter. Bond holdings delivered a small gain with long exposure to U.S. Treasuries being the strongest contributor.

Long exposure to German and French debt generated positive performance as higher grade fixed income attracted safe haven inflows from investors concerned over political wrangling in Italy and America.  Long holdings of Italian bonds resulted in a loss with further destabilizing of the coalition government resulting in heavy selling of the country’s debt. Profits were posted to the Fund at the beginning of the fourth quarter. With the collapse of Silvio Berlusconi’s vote of no confidence on the Italian government, long bond positions in Italian BTP bond futures posted positive individual returns for the sector. Profits were posted to the Fund in the middle of the fourth quarter. Silvio Berlusconi was expelled from the Italian senate, which benefitted long Italian bonds.  Losses were posted to the Fund at the end of the fourth quarter. Bonds and interest rates were the worst hit in December as the news from the U.S. Federal Reserve saw a start to the cut back in QE bond purchasing as five year treasuries were most affected with yields climbing sharply.

Year ended December 31, 2012

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

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  Profits from long positions in U.S. stock indices were outweighed by short positions in Asian bourses. U.S. stock indices were especially driven by economic data releases that suggested the U.S. economy was in a better shape than some feared while the positive news out of China further elevated equities in Asia. Profits were posted to the Fund in the middle of the first quarter as the stock sector led returns as the increased market confidence benefited a broad long positioning. The largest gains came from U.S. stock indices such as the S&P 500 and NASDAQ 100 as prices were buoyed by an improvement in U.S. jobless claims, housing starts, consumer prices and business outlook data.  Long exposure to the DAX also profited as the index rallied from the seemingly improved prognosis for Greece as well as continued ‘unlimited’ liquidity for Eurozone banks by the European Central Bank. Long positions in the exposure to stock indices added gains via U.S. and Japanese indices which was not enough to offset losses posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning through the middle of the second quarter. Stocks experienced volatility following elections in Europe (Greece, France, Italy, and Germany) and negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Losses were posted to the Fund at the end of the second quarter as the Trading Program’s short exposure to Japanese indices returned the largest losses. Stocks surged on positive European news amid mounting expectations of aggressive interventions, after Greece’s New Democracy and Pasok clinched election victory and after the Eurozone leaders agreed to help Spain and Italy survive the crisis. Losses were posted to the Fund at the beginning through the middle of the third quarter as the Trading Program profited from long U.S. indices positions. Profits were posted to the Fund at the end of the third quarter. The Trading Program’s long exposure to stocks added gains as demand for riskier assets increased. U.S. and German indices were the main benefactors. Losses were posted to the Fund at the beginning of the fourth quarter. A long exposure to stock indices was a negative contributor, with exposure to the U.S. being a driving theme as the S&P and the NASDAQ 100 fell in October.  Other notable losses were due to (mainly long) exposure to Asian indices, though long positions in the Hang Seng delivered positive returns. Losses were posted to the Fund in the middle of the fourth quarter. A long stance to U.S. indices generated losses, despite the S&P 500 and NASDAQ 100 rising respectively, as losses incurred during the first half of November were not subsequently recouped. In addition, short exposures to Asian indices also ended with modest losses. Profits were posted to the Fund at the end of the fourth quarter. A broadly long exposure to equities was the main driver of performance, particularly from Japanese and other Asian Pacific index positions, as stocks benefited from a well-received change of governing party in Japan, which was seen to be increasing the probability of new policies being adopted to stimulate Japanese growth.

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

Year ended December 31, 2011

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2013 and 2012, the Fund’s average month-end Net Asset Value was approximately $27,096,732 and $45,149,187, respectively.

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	172,359	0.64%	280,602	59,958
Currencies	685,503	2.53%	1,160,682	213,372
Energy	67,929	0.25%	122,709	13,614
Interest Rates	1,198,860	4.42%	2,540,683	224,454
Metals	267,419	0.99%	593,282	59,861
Stock Indices	465,485	1.72%	1,607,820	21,713

Total	2,857,555	10.55%	6,305,778	592,972

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	275,408	0.61%	638,074	29,204
Currencies	918,139	2.03%	2,270,172	136,242
Energy	267,621	0.59%	594,978	77,690
Interest Rates	916,834	2.03%	1,441,532	435,025
Metals	484,259	1.07%	891,192	23,753
Stock Indices	794,807	1.76%	1,287,370	216,620

Total	3,657,068	8.09%	7,123,318	918,534

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Man-AHL for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2013.

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

Risk Management

Risk management is a component of Man-AHL’s investment management process.  Man-AHL has put in place a risk management framework which is designed to identify, monitor and mitigate the portfolio, operational and outsourcing risks relevant to its operations.  Key principles of Man-AHL’s risk management framework include the segregation of functions and duties where material conflicts of interest may arise and having an appropriate degree of independent and senior management oversight of business activities.  As part of this independent oversight, Man-AHL’s activities are subject to review by an internal audit function.  Risk management consists primarily of attempting to monitor risk measures and ensure the systems remain within prescribed limits.  The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2013

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$1,138,723	$(1,694,382)	$(2,514,191)	$1,442,173	$(445,267)	$648,059	$(1,443,483)	$(1,377,540)
Total Expenses	(47,282)	186,419	231,665	293,969	313,062	373,382	213,884.66	416,541
Net Income (Loss)	$1,186,005	$(1,880,801)	$(2,745,856)	$1,148,204	$(758,329)	$274,677	$(1,657,368)	$(1,794,081)

Net Income (Loss) per weighted average Unit (1)	$0.0419	$(0.0582)	$(0.0804)	$0.0305	$(0.0184)	$0.0054	$(0.0293)	$(0.0310)

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 46, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012. From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36, has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within  BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                              Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2013 MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Man did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2013 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of Man AHL FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on October 4, 2010 (“Registration Statement”).

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of Man AHL FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Second Amended and Restated Limited Liability Company Operating Agreement of Man AHL FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Customer Agreement between Man AHL FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Advisory Agreement among Man AHL FuturesAccess LLC, Man-AHL (USA) Ltd. and Merrill Lynch Alternative Investments LLC

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

10.03	Amendment to Advisory Agreement among Man AHL FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Man-AHL (USA) Ltd.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed August 22, 2012.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN AHL FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/ Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

MAN AHL FUTURESACCESS LLC

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications